Form 10KSB
period 1999-12-31
SKINTEK LABS INC
filed 2000-03-31
CIK 1096208

US SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549

                           FORM 10-KSB

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                           SECURITIES
                         EXCHANGE ACT OF 1934

             For the fiscal year ended December 31, 1999

                 COMMISSION FILE NUMBER: 0-23532
                 -------------------------------
                       SKINTEK LABS, INC.

               DELAWARE                           65-0636227
               --------                           ----------
      (State or Other Jurisdiction of     (IRS Employer Identification No.)
          Incorporation)

               959 Shotgun Road, Sunrise, FL 33326
               -----------------------------------
            (Address of Principal Executive Offices)

                          800-555-8895
                          ------------
                   (Issuer's telephone number)

 Securities registered under Section 12 (b) of the Exchange Act: NONE
                        ----------------
                        (Title of class)

 Securities registered under Section 12(g) of the Exchange Act:
                  COMMON STOCK, PAR VALUE $.001
                        ---------------
                        (Title of class)

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months ( or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to the filing requirements for the past 90 days.

                       Yes    (XX)     No



Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

                              [XX]

The Registrant had revenues of $1,014,997 during its recent fiscal year ended December 31, 1999. The aggregate market value of the voting stock held by non-affiliates(a) of the Registrant based on the average bid and asked prices of $1.75 and $1.69 respectively, of such common stock as of March 28, 2000, is approximately $4,643,321 based upon an average of $1.72 multiplied by 2,669,605 shares of common stock as of such date held by non-affiliates. As of March 28, 2000, the Registrant had a total of 5,921,271 shares of common stock, par value $.001 issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

There are no documents incorporated by reference in this report on Form 10- KSB except for certain previously filed exhibits identified in Part III, Item 13, hereof.

    (a) Affiliates for the purposes of this Item refer to the officers, directors and/or persons or firms owning 5% or more of the Registrant's common stock, both record and beneficially.

                        TABLE OF CONTENTS

PART I
                                                                   Page
Item 1. Description of Business.                                   4
Item 2. Description of Property.                                   9
Item 3. Legal Proceedings.                                         10
Item 4. Submission of Matters to a Vote of Security Holders.       10

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.  11
Item 6. Management's Discussion and Analysis or Plan of
        Operation.                                                 12
Item 7. Financial Statements.                                      14
Item 8. Changes In and Disagreements With Accountants on
        Accounting and Financial Disclosure.                       14

PART III

Item 9.  Directors, Executive Officers, Promoters and Control
         Persons.                                                  15
Item 10. Executive Compensation.                                   16
Item 11. Security Ownership of Certain Beneficial Owners and
         Management.                                               17
Item 12. Certain Relationships and Related Transactions.           18
Item 13. Exhibits and Reports on Form 8-K                          19


                             PART I

ITEM 1. DESCRIPTION OF BUSINESS
===============================
Organization

Skintek Labs, Inc., a Colorado corporation incorporated on December 13, 1994 under the name, Biologistics, Inc. (hereinafter the "Company" or the "Registrant"), to engage in the business of clinical consulting, contract packaging and labeling services for clinical studies. The Company never commenced business operations. On April 22, 1997, as a result of a merger into its subsidiary, Biologistics, Inc., which was incorporated on March 19, 1997, the Company became a Delaware corporation.

Performance Brands, Inc., incorporated on September 21, 1995, under the laws of the State of the State of Florida. Performance Brands is engaged in the wholesale and retail distribution and sale of a variety of products for the skin-care market. See "Business-Operations" below. On March 31, 1999, the Company incorporated a wholly owned subsidiary, PBI Acquisition Corp. ("PBI") and on the same date, Performance Brands, Inc. merged with PBI. This merger involved the exchange of shares, pursuant to which the sole shareholders of Performance Brands, Inc., Stacy and Cathy Kaufman, exchanged all of their capital stock of Performance Brands, Inc. for shares of the Company's common stock. This exchange was accounted for as a reverse purchase for reporting and accounting purposes. See the Consolidated Financial Statements of the Company and its subsidiary, Performance Brands, Inc., which are attached hereto as Part II, Item 7.

The Company and the Industry

Performance Brands, Inc. has been in business since 1995, engaged in the sale of products for skin fitness, self-tanning, sun protection and nutrition. Hereinafter, Performance Brands, Inc. and its business operations shall be referred to as the "Company". The skin fitness, self-tanning and sun protection business is part of the Sun and Body Care Industry, which has been a growing industry. While the nutritional industry continues to grow as well. The Company's products are sold though specific classes of trade: i.e. direct mail, drug chains, mass market outlets, health food stores, gyms, and tanning, nail and hair salons, as well as private label sales.

This growth has been the result, in part, of the increasing public awareness of the potential danger to skin and health from prolonged exposure to the sun and the fact that the ozone layer will continue to erode over the next 20 years. It is the opinion of the Company's management based upon its knowledge of the industry that there is a trend toward products with higher SPFs (Sun Protection Factor), which is the measure of the UVB protection in a sun care product as well as a trend in the US for the use of sunscreens year-round. As the public becomes more and more educated on the dangers of excess exposure to the sun, it will be realized that UVA rays are present the entire year, not just during the summer, when UVB rays are the strongest. Notwithstanding the foregoing, there can be no assurance that such trends will continue or that any future growth in the industry will benefit the Company, nor that the Company will share in any increase.

In 1994, the National Weather Service, in its daily weather reports, started projecting the amount of ultraviolet intensity expected in 58 different cities in the United Stated between 11:30a.m. and 12:30p.m. the following day. Called the UV Index, ultraviolet intensity is ranked on a scale of 1 to 15. This program, created in cooperation with the Environmental Protection Agency and the Center for Disease Control and Protection, relates the UV intensity with the SPF or 20 or higher is recommended for an index over 10.

The Company believes that this focus by Federal agencies on the impact of the sun's intensity, and the daily reporting on television and radio and other media of the index, should continue the trend to greater consumption of protective sun care products. Nevertheless, there can be no assurance that the Company's business will share in this growth.

In addition to the Company's line of sun-care products, the Company also markets a line of body washes, which have been enjoying increasing consumer use and acceptance. Until approximately four to five years ago, most Americans relied upon bar soaps and wash clothes for their personal cleansing needs. Presently, it is estimated that 25% or more of the population have already changed the way they bathe, using body washes and cleansing puffs rather than bar soap. In fact, since their wide introduction in 1994, body washes have become the fastest growing trend in the personal cleansing category. The Company believes that the current trend is to liquid soaps.

Products in the sun and body care business consist primarily of body lotions, oils, and gels designed either to prevent the skin from sunburning and/or promote sun tanning. In addition, there are products designed to moisturize the skin after sun bathing like aloe vera gels or lotions. "Body washes" are a form of skin cleansers that are either poured or squeezed out of a bottle, usually in a bath or shower. The appearance is of a thick liquid like substance with a variety of different colors and fragrances. A key attribute to body washes are the fact that they lather and rinse of easily. In addition, body washes are considered by many persons to serve as a better moisturizer than a traditional soap bar. However, it should be understood that bar soap is widely used and accepted by a great majority of users historically and there can be no assurance that body washes will ever become the industry standard. The manufacturing process of body washes allows more oil based ingredients to be incorporated into the formula, thus providing certain moisturizing benefits to the skin. This is not the case with bar soaps.

"Cleansing puffs" also known as poufs or sponges are sometimes used in conjunction with body washes to maximize the amount of lather. Made of a variety of materials, such as sea sponges, nylon or a combination of polyurethane/nylon in a form of an oversized sponge.

Competition and Ease of Entry Into The Sun and Body Care Industry

There are few barriers to entry into the industry. Further, there exists substantial competition in the sun and body care industry, virtually of which have longer operating history, far greater financial, personal and other resources, with substantial product lines and sales and marketing budgets and proven records of success. Among other entities that the Company must compete with include the very large corporations such as Cheeseborough-Pond's(R), Gillette(R), Proctor & Gamble(R) and Lever Brothers(R), and the smaller, but well-established companies such as Tom's of Maine(R) and Freeman Cosmetics(R). These latter two companies have entered and established themselves in the specialized body wash product market.

Major corporations as well as individual entrepreneurs and businesses are capable of modifying existing sun care formulas on the market and, with a reasonable investment, begin selling competitive products in a fairly quick time-frame, as large staffs are not needed to be successful in this industry, provided that a company has qualified sales and marketing efforts. The industry is growing in many ways domestically and internationally, which should continue to serve to attract competition. There are many new sun care products and many new consumers, for which the Company must compete.

In order for the Company to be competitive, the Company must devote substantial time, professional and management efforts, and retain outside marketing experts, to promote its new product line, SOAPSCREEN(R), which involves a high front-end cost, presently estimated at approximately $100,000. The Company projects that initial sales of its body wash and sunscreen products under the SOAPSCREEN(R) name will commence in the Spring of 2000. Further, if the Company is successful in establishing the SOAPSCREEN(R) product line, it may be expected that competitive products will enter the market, notwithstanding the fact that the Company has patent pending status of the Company's 10-SBS Polyscreen formulation.

The Company's ability to compete will also be dependent upon its success in establishing itself in the field of SPF soaps/body washes, of which there can be no assurance. Sunscreens have been used as a major ingredient in face creams for several years by major manufacturers, which entities will be in position to compete with the Company. With respect to the Company's professional skin fitness line, sold in gyms and health food stores, the Company has one principal competitor, Jan Tana. Notwithstanding the belief of the Company that it will be able to successfully compete, there can be no assurance that it will be able to compete with any entities that have established presences in the markets in which the Company seeks to compete.

The Company will be required to compete with larger, more established firms, because its primary focus is to market its products into the niche markets, for specialty products that include skin care products with sunscreens. The Company's professional tanning product line, sold under the ProTan(R) name, is distributed to the professional gym/health club and the health food markets. These are examples of the niche markets where competition is not as intense, and where the Company believes that it will be able to successfully compete. However, there can be no assurance that the Company is correct in such belief or that the competitive conditions will not adversely change, with more intense competition developing in this "niche" market.

The Company's professional line of indoor tanning products, marketed under the ProTan(R) name, presently competes with six key producers, including the established Australian Gold(R), California Tan(R), Swedish Beauty(R), Supre(R), Power Tan(R) and Most products. While there can be no assurance, the Company believes that it will be able to successfully compete on the basis of quality and price in the market for its ProTan(R) line. However, in order for the Company to compete, the Company must maintain and increase its distribution network, which presently relies upon third persons, in order to maintain and hopefully increase its distribution network, of which there can be no assurance.

The Company's ability to compete may be adversely effected by its limited number of employees, which at present number only 5 persons. Further, the Company is dependent upon its continued success in accessing distribution channels. This will depend upon the acceptance of its products in the various markets into which it presently sells as well as those markets into which it hopes to expand. In order to be successful, of which there can be no assurance, the Company must be able to devote substantial resources to its sales and marketing efforts and budget, which budget the Company projects shall reach $1,000,000 during the next twelve months.

The Company is dependent upon its ability to generate operating revenues and/or other sources of revenues, whether debt or equity, in order to fulfill its plan for its sales and marketing budget. Futher, the Company to date has not confirmed the availability of any debt or equity financing or the terms of any such financing, if available.

The Bar and Liquid Soap Industry

Total 1997 sales of bar soaps for all retail outlets in the country were $1.4 billion, a slight drop of 4% from the prior year. However, the sales of other soaps and cleansers (body washes) increased 33% during that year to $670 million. The current trend in the industry is to liquid soaps. Until three years ago, most Americans relied on bar soaps and wash clothes for their personal cleansing needs. Today, approximately one-quarter have already changed the way they bathe, using body washes and cleansing puffs instead. Introduced in 1994, they have become the fastest growing trend in the personal cleansing category. According to an article in the October, 1997, Soap/Cosmetics/Chemical Specialties, "The rising popularity of the body wash can be attributed to two things--body washes are cleaner and more convenient to use in the shower or bath and they simplify the skin care process by combining the cleansing and moisturizing steps."

The significant growth pattern of body washes has attracted a variety of products from many manufacturers, including the long-established and financially strong companies such as Cheesebrough-Pond's(T), Gillette(R), Procter & Gamble(R), and Lever Bros.(R) The industry also includes established smaller producers such as Tom's of Maine(R) and Freeman Cosmetics(R), which have also entered and become competitive in the specialized body wash products into the market.

Sources of Supply

The component ingredients for the Company's products are manufactured by third parties. The Company does not believe that it is dependent upon any single manufacturer, and that other sources of supply would be available, if necessary. At present, Cosmetic Corporation of America, located in Medley, FL ("CCA"), the prime filler for the new product line, is estimated by the Company to be operating at significantly less than capacity and the Company believes that it will be able to continue to utilize the services and components from CCA for the foreseeable future. The Company also sources other manufacturers, including Custom Manufacturing Corporation, Medley, FL, Farmanatural, Davie, FL, Five Star Brands LLC, Grand Rapids, MI and D'Arcy Revolutionarary Skincare, Boca Raton, FL.

While the Company contemplated during the 1998 fiscal year the possibility of establishing its own manufacturing facility to fulfill its need for component ingredients and complete product manufacture, at present the Company believes that it may continue to rely upon third party manufacturers, to supply the components for its product lines. In addition to the use of third party manufacturers to manufacture and supply the component ingredients for the Company's products, and to manufacture the packaging for the display and sale of its finished products, such third parties also provide the Company, at no additional cost, storage space for such components and packaging materials, as needed. The Company believes that this arrangement shall also be satisfactory for the foreseeable future, and that no additional facilities or space will be required by the Company.

Sales, Marketing and Distribution of Products

The Company's products are sold through a variety of retail outlets, including drug chains, grocery/supermarkets, health food stores, and tanning nail and hair/beauty salons, among other outlets. The Company owns the following registered or trademarked proprietary names: ProTan(R), SOAPSCREEN(R), Sunscreen Barrier System(R), Earthen Naturals(TM), Earthen Treasures(TM), Beauty Bites(TM), and Meta Slim 2000(TM), Slim Tan(TM), Quick Tan(TM). In addition, the Company has a patent pending and several PCT
patents   pending  for  its  liquid  body  wash   and   sunscreen
compositions. The Company presently is marketing and selling products under the names ProTan(R), SOAPSCREEN(R), System(R),
Earthen   Naturals(TM),  Earthen  Treasures(TM),  and  plans   to
commence   marketing  efforts  under  the  trade  names,   Beauty
Bites(TM), and Meta Slim 2000(TM). There can be no assurance that the Company will be able to generate market acceptance for the new  products  or  be able to continue to develop  and  grow  the
market   for   existing  products.  The  Company  also   utilizes
approximately fifty wholesale distributors to market and sell its products, which distributors also inventory, ship and bill the Company's customers directly, as part of their distribution services.

The Company also generates sales via mail order, from direct mail and Internet marketing by the Company. In addition, the Company uses the services of independent sales brokers nationwide, who are paid commissions equal to 5% of the sales generated. These independent brokers primarily sell the Company's products to the drug, mass retail and grocery/supermarket markets. The Company also generates sales under a private label program for products designed and marketed exclusively for a select group of national direct mail order merchants.

The Company's ability to successfully market and sell its products will be dependent upon the acceptance of its products in the various markets into which it presently sells as well as those markets into which it hopes to expand. In order to be successful, of which there can be no assurance, the Company must be able to devote substantial resources to its sales and marketing efforts and budget, which budget the Company projects shall reach $1,000,000 during the next twelve months. As noted, the Company presently sells its products through fifty distributors, which market to ten thousand outlets, several national drug and mass market chains and over 200 independent drug stores, as well as several national catalogs.

Government Regulations

At present, there are no specific regulations or approvals required by or from the Federal or state government or any agency for the products manufactured by the Company. Further, all of the Company's products are manufactured under GRAS ("Generally Recognized as Safe") for the cosmetic industry.

Generally Recognized as Safe is a category of food additives established in 1958 by the Food and Drug Administration as part of a revised Food, Drug, and Cosmetic Act of l938. The original Generally Regarded as Safe list included approximately 700 food additives that had "stood the test of time", meaning that they had been subject to human use and or consumption and were believed to be harmless. A current revision by the FDA to reevaluate and reclassify all Generally Regarded as Safe additives is underway, with the potential for the FDA banning any additives deemed hazardous. While the FDA governs the GRAS standards, the ongoing revisions are specifically related to the raw materials which are additives, not to the finished cosmetic product, which the Company's products are considered.

Also, while the skin care industry is basically self-regulated, the FDA regulations do apply to fragranced personal care products, perfumes and cosmetics. Since there are limitless skin care formulations recognized as "trade secrets" the actual impact of the FDA regulation is limited. However, by law, all the ingredients of a product must be listed on the label. These are listed in order of predominance, which means the percentage of the make-up or composition of each product.

At present, the FDA does not require safety testing on any ingredient that goes into cosmetics or perfumes. Only once the product is on the market does the FDA have any regulatory authority. The FDA must prove in court that the product is unsafe before it can require the product to be removed from the marketplace. Nevertheless, on many occasions, manufacturers will voluntarily recall a product that is in question, either as a result of the manufacturer's own determination or any public report, or otherwise. The FDA does not require companies to register with the FDA, file the ingredients used, or even keep a record of injuries related to use of their products. In the event of any recall of one or more of the Company's products, the potential adverse impact would be based on the revenues lost from a particular product that would be recalled. No other actions or impact should result against the overall business of the Company. None of the Company's products are hazardous or contain any hazardous additives and therefore, the Company does not believe that there could exist any claim from consumers or any businesses that buy and use the Company's products.

In addition, samples of each of the Company's products that have been produced are retained for three years, which samples are not part of inventory and not for resale. As a result, there are no present or anticipated regulations that have or may have any effect upon the Company or its business.

Item 2. Description of Property
===============================

The Company presently leases approximately 5400 square feet of executive office space at 959 Shotgun Road, Sunrise, FL, for $3,100 per month. The condition of the Company's leased facilities in Sunrise, FL are excellent, and are sufficient for its use for the foreseeable future. The Company, as noted above, also has available from third party manufacturers of the components used to manufacture the Company's products and the manufacturer/suppliers of the packaging for its products the use of storage space to store such components and materials at no cost. This arrangement is also adequate for the Company's purposes for the foreseeable future. For the foreseeable future, the Company's business will not require any additional space for such uses as packaging, distribution or storage. The Company previously leased approximately 6000 square feet of space in Plantation, FL. at a monthly rate of $3,500. However, the present facility provides a more centralized distribution area for more efficient delivery to the Company's customer base.

Item 3. Legal Proceedings
=========================

The  Company  is not a party to any litigation that is  material.
The Company is a defendant in an action pending in the Circuit Court in and for Broward County, Florida. The action alleges a claim for $15,000, which is the minimum amount necessary for jurisdictional purposes in order to commence an action in such court. The claim of the plaintiff, a model, alleges that the Company used plaintiff's image without a consent. The Company does not believe that the action, if adjudicated against the Company, will not have a material adverse impact upon the Company or its financial condition. Further, the Company believes that it will be able to settle this action through negotiations with the plaintiff, at terms satisfactory to the Company, which it does not believe will exceed $5,000. The Company is a defendant in an action pending in the Civil Court in and for Lehigh County, PA. The action alleges a claim for $50,000, which is the minimum amount necessary for jurisdictional purposes in order to commence an action in such court. The claim of the plaintiff, a model, alleges that the Company used plaintiff's image without a consent. The Company does not believe that the action, if adjudicated against the Company, will not have a material adverse impact upon the Company or its financial condition. Consequently, the company is an innocent third party and has no liability.

Item 4. Submission of Matters to a Vote of Security Holders.
============================================================

No matters were submitted to a vote of security holders during the year ending 1999.

                             PART II

Item 5. Market for Common Equity and Related Stockholder Matters
================================================================

The Company's common stock is traded over-the-counter in what is referred to as the NASDAQ Bulletin Board". As of March 28, 2000, there were 6 market makers in the Company's stock. The following information with respect to the high and low market prices was obtained from the Company's records. The Company's shares on May 12, 1999 had a 1 for 6 reverse split, and the table below reflects such information.

                                      Bid Prices
        1997                     High                   Low
Quarter Ending June  30          $ 4.50                $ 3.00
Quarter Ending Sept. 30          $ 5.25                $ 2.25
Quarter Ending Dec.  31          $ 3.38                $ 3.00
        1998                     High                   Low
Quarter Ending March 31          $ 4.13                $ 2.75
Quarter Ending June  30          $ 3.75                $ 2.00
Quarter Ending Sept. 30          $ 3.38                $ 2.63
Quarter Ending Dec.  31          $ 1.50                $ 0.31
        1999
Quarter Ending March 31          $ 4.25                $ 0.19
Quarter Ending June  30          $ 4.25                $ 3/16
Quarter Ending Sept. 30          $ 2.38                $ 1.12
Quarter Ending Dec.  31          $ 1.44                $ 0.19
        2000
Period Ending March  30          $ 2.13                $ 0.88

The Company is filing this Form 10-KSB for the year ended December 31, 1999, which is the first report filed by the Company under the Securities Exchange Act of 1934 (the "Exchange Act"), since the effective date of the Company's Form 10-SB/12/A. The Form 10-SB/12g/A enabled the Company to reapply to NASDAQ for the purpose of having its shares again trade on the NASDAQ Bulletin Board. Effective October 7, 1999, the Company's shares ceased to trade on the NASDAQ:OTC bulletin board, because the Company was not reporting under the Exchange Act. The Company's shares were traded on the NASDAQ:OTC:Bulletin Board on February 15, 2000. As of March 28, 2000 there were 150 holders of the Company's common stock. The Company has never paid a dividend and does not anticipate that any dividends will be paid in the near future.

Item 6. Management's Discussion and Analysis of Finical Condition
        and Results of Operations
=================================================================

Results of Operations

During the Company's fiscal years ended December 31, 1999 and 1998, respectively, the Company had sales of $1,014,997 and $429,914, respectively. The reason for the increase in sales from fiscal 1998 o 1998 was principally due to the introduction and commencement of marketing of the Company's new product, SOAPSCREEN(R), following the completion of clinical testing, patent registration and packaging. The SOAPSCREEN(R) product accounted for approximately 40% of the increased sales from 1998 to 1999 or approximately $234,000. The Company also generated sales of its new Slim Tan(R) product and increased sales of its existing Pro-Tan(R) product line. In addition, the Company has developed and introduced several private label products for key customers that generated orders during the 1999 fiscal to increase sales. Private label sales accounted for approximately 30% of the increased sales from 1998 to 1999 or approximately $175,000. The Company also experienced additional sales in 1999 from its ProTan(R) and SlimTan(R) products.

Notwithstanding the impact upon the Company's sales growth during the 1999 year from SOAPSCREEN(R) and from private label products, the Company does not believe that it shall be dependent upon any single product for a material percentage of its sales during the year 2000 because it is continuing to introduce new products and expand the products in its existing lines. The Company was able to introduce these products and expand its line and marketing as a result of increased cash flow from financing activities, which increased from $305,272 during 1998 to $450,265 during 1999.

The Company incurred a net loss of $185,822 ($0.04 per Share) during 1999 compared to a net loss of $416,771 ($0.12 per Share) during 1998. The Company's net loss for the year ended December 31, 1999 decreased from the prior year as a result of higher sales, without a corresponding increase in total operating expenses.

The Company's selling, general and administrative expenses were $657,528 in 1999 compared to $636,136 in 1998. Its selling expense expense in fact declined from $279,681 in 1998 to and $254,960 in 1999 and its administrative expense declined from $284,810 in 1998 and to $266,891 in 1999.

The Company was able to keep its selling, general and administrative expenses from increasing significantly by: using outside personnel for selling efforts; by eliminating the need for temporary personnel, which in prior periods were used to office and warehouse operations; and from increased experience of the Company's staff and employees. The Company intends to increase the number of personnel during 2000 as it achieves further sales growth. However, there can be no assurance as to the timing or amount of sales growth during 2000 or any subsequent period.

The Company's general expense increased from $71,645 in 1998 to $135,677 in 1999. This increase resulted primarily from the costs associated with being a public company and fees related to compliance with SEC reporting requirements under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

The Company, at December 31, 1999 had current assets of $729,563, compared to current assets of $189,703 at December 31, 1998. The increase in current assets is the result of increased accounts receivable, from $16,889 in 1998 to $47,679 in 1999, increased inventory from $83,099 in 1998 to $192,539, increase in amount due from stockholder from $60,767 in 1998 to $107,311 in 1999 and significantly, an increase in stock subscriptions receivable from $0 in 1998 to $374,287 in 1999. The Company's accounts receivable are all current and collectible, with no return privileges, and the inventory is all ready for sale. The increase in inventory consists of both finished products and components used for manufacturing finished products. The Company's sales policies do not provide any customers with any return privileges and sales are not contingent.

The   Company's   stock   subscriptions  receivable   are   fully
collectible, and the Company reasonably expects to collect this amount during the fiscal year 2000 as well as the amount due from stockholders.

The Company's current liabilities declined from $514,473 at December 31, 1998 to $241,202 at December 31, 1998. The Company achieved this improvement principally as a result of the reduction in notes payable, from $234,593 in 1998 to $11,654 in 1999, which was achieved by the reduction in notes payable from the conversion of debt to equity. See Notes to Consolidated Financial Statements.

During  1998  and 1999, a merger consultant advanced the  Company
$199,000,  and  $440,000, respectively  and  paid  an  additional
$106,272 and $11,823 in merger related expenses for the Company, respectively.

There are no trends that the Company is aware of that would adversely impact upon its liquidity and the Company has no plans for any large capital expenditures. There is a trend, as discussed above under Description of Business, as a result of the increased public awareness of the risks associated with excess exposure to the sun, of the need for skin protection products, such as those of the Company. There can be no assurance, however, of the Company's ability to exploit this increased public awareness, notwithstanding the growing demand.

The season for the Company's sun protection products is from January through August. The Company believes that as it adds to its product line, it would hope to increase the use of its products year round. Material events that would effect the Company's financial condition relate directly to the market acceptance for existing and new products. Any decline in acceptance would adversely effect the Company's ability to increase its distribution, which in turn would increase its sales. The Company's liquidity and future success shall be dependent upon the market acceptance of the Company's proprietary liquid body wash with sunscreen, which the Company believes is the only product of its kind on the market. The Company recently introduced the Beauty Bites snack bar into the professional salon arena, which has received initial market acceptance as the product's quality and uniqueness. Initial sales have begun and the Company expects to continue at a steady pace. The participation of trade shows throughout the year along with the publicity campaign should make ease of entry into salons more accessible. However, there can be no assurance that the Company will be successful in launching the above products and continuing to achieve growth in sales levels.

Year 2000

The Company acquired its computer systems with an objective to being Year 2000 compliant and has experienced no consequences to date following the end of the year. The Company has engaged the services of a qualified technician to determine the extent to which it may be vulnerable to third party Year 2000 issues. As a relatively new corporation, all computer equipment was purchased in 1998 or later and all such equipment and software is Year 2000 compliant. The Company uses Microsoft software and has installed all the available updates to this software. Further, Microsoft updates will be installed if any further software shall become available from Microsoft. The Company has expended approximately $5,000 on hardware and software to become Year 2000 compliant.

The Company has assessed and continues to assess whether its information and non-information technology systems will be effected by the Year 2000 issues. The Company has investigated its third party communications suppliers such as the telephone company and its Internet service provider and found to date based upon the Company's experience that all were in Year 2000 compliant. Based upon current information, management believes that the necessary modifications have been made internally to effectively continue the Company into the Year 2000. However, management is continuing to monitor internal systems, and to assess the readiness of its systems, to ensure continued Year 2000 compliance. As a contingency, the Company has identified other communication suppliers who could provide the necessary service at a minimal cost to the Company, and a minimal effect on the operations of the Company during the Year 2000. Based upon current information, the Company does not believe that the costs associated with Year 2000 compliance shall be material for the Company. The Company, prior to the year ended December 31, 1999, and to the date of this report on Form 10-KSB, has not experienced any technical problems related to Year 2000 matters.

Except for the historical information herein, the matters discussed in this Annual Report includes forward-looking statements that may involve a number of risks and uncertainties. Actual results may vary based upon a number of factors, including, but not limited to, risks in product and product development, market acceptance of new products and continuing demand, the impact of competitive products and pricing, changing economic conditions and other risk factors contained in the Company's Form 10-SB/12g/A which was filed with the Securities and Exchange Commission on February 1, 2000.

ITEM 7. FINANCIAL STATEMENTS
============================

The financial statements for the year ended December 31, 1999 are attached hereto with comparative financial statements for 1998.

ITEM 8. CHANGES  IN  AND  DISAGREEMENT  WITH  ACCOUNTANTS   ON
        ACCOUNTING AND FINANCIAL DISCLOSURE.
==============================================================

None

                            PART III

ITEM  9. DIRECTORS,  EXECUTIVE OFFICERS, PROMOTERS  AND  CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.
====================================================================

(a)  The directors and executive officers are:

Name                  Age  Title
Stacy Kaufman         34   President, Chief Executive Officer,
                           and a Director
Cathy Kaufman         41   Secretary, Treasurer and a Director

All directors hold office until the next annual meeting of stockholders of the Company and until their successors have been elected and shall qualify. Officers serve at the discretion of the Board of Directors, but the Company effective March 30, 1999 entered into a five year employment agreement with Stacy Kaufman. See Item 10. Executive Compensation below.

The   Company  also  utilizes  the  services  of  a  key  outside
consultant,  Michael  Dulak,  as  chief  chemist,  but   has   no
employment agreement with Mr. Dulak

Stacy Kaufman has served as President, Chief Executive Officer and a Director of the Company from its inception, having organized the Company in September, 1995. Mr. Kaufman serves the Company in a full time capacity. Mr. Kaufman formulated and developed SkinTek(R) brand of products in 1985 and developed the PRO TAN(R) instant tanning products in 1986. Mr. Kaufman has worked for the Company and its predecessor for more than the past five years. Effective March 30, 1999, the Company entered into a five (5) year executive employment agreement with Stacy Kaufman. See "Executive Compensation" below.

Cathy Kaufman has been Secretary, Treasurer and a Director of the Company since September, 1995. During the five years prior to her employment by the Company, Cathy Kaufman, who is married to Stacy Kaufman, served as comptroller of a private company engaged in the mail order business.

Compliance with Section 16(a) of the Exchange Act. The Company only recently became subject to the requirements of the Securities Exchange Act of 1934 and its officers and directors will file reports required by the Exchange Act immediately following the filing of this Annual Report on Form 10-KSB for the year ended December 31, 1999.

Item 10. Executive Compensation
===============================

                           SUMMARY COMPENSATION TABLE

                                Long Term Compensation

            Annual Compensation                Awards         Payouts

(a)        (b)     (c)      (d)         (e)        (f)        (g)          (h)       (i)
                                                                                     All other
Name and                                 Other      Re-        Securitiess  LTIP     Compen-
Principal                                Annual     stricted   Underlying   Payouts  sation
Position    Year    Salary    Bonus($)   Compen-    Stock      Option/      ($)      ($)
(*)                                      sation($)  Awards     SAR's#

Stacy
Kaufman     1999    101,923       0         0         0          0         0         0
President,
CEO
Stacy
Kaufman     1998    65,942        0      80,000       0          0         0         0
President,
CEO
Stacy
Kaufman     1997    1,200         0         0         0          0         0         0
President,
CEO
Cathy
Kaufman
Secretary,  1999    16,000        0         0         0          0         0         0
Treasurer
Cathy
Kaufman
Secretary,  1998    6,350         0         0         0          0         0         0
Treasurer
Cathy
Kaufman
Secretary,  1997    0             0         0         0          0         0         0
Treasurer

Stacy   Kaufman   has  served  as  the  Company's  chief  executive   officer
and president during the respective years set forth above. On March 30 ,1999, the Company entered into a five (5) year executive employment agreement with Mr. Kaufman, which provides for annual base salary of $100,100, subject to an annual increase of 10%, a bonus based upon performance determined by the board of directors, consisting presently of Mr. Kaufman and his wife,
Cathy   Kaufman,   and  incentive  compensation  in   the   form   of   stock
options, under the Company's 1999 Stock Option Plan. This plan provides for the right to purchase 2,500,000 shares ("Option Shares"), exercisable until the close of business on March 29, 2009, at an exercise price of $.50 per Option Share, which was in excess of 110% of the fair market value of the Company's shares on the date of the agreement and grant. The right to exercise the options shall be contingent upon the Company's receipt of revenues, as follows: if and when the cumulative revenues reach
$700,000, the right to exercise 500,000 Option Shares; $1,540,000 in revenues, and additional 500,000 Option Shares; $2,548,000 in revenues, an additional 500,000 Option Shares; $3,757,600 in revenues, and additional 500,000 Option Shares, and $5,209,120, the last 500,000 in Option Shares. Cathy Kaufman has served as Secretary and Treasurer during the respective years set forth above.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
========================================================================

         As of March 30, 2000, the security ownership of the following persons and entities, who were either executive officers of the Company or were known to the Company to own more than five percent (5%) of the Company's outstanding voting securities was as follows:

(1)             (2)              (3)             (4)
Title of Class  Name and         Amount and      Percent of
                Address of       Nature of       Class(1)
                Beneficial       Beneficial
                Owner            Ownership
--------------  -------------    ------------    ----------
Common Stock    Stacy Kaufman    3,871,666 (2)       60.3%
                1750 NW 65th
                Avenue
                Plantation, FL
                33313
Common Stock    Cathy Kaufman    3,083, 333 (3)      47.3%
                1750 NW 65th
                Avenue
                Plantation, FL
                33313

(1) Based upon 6,421,271 shares issued and outstanding at January
25, 2000, which includes 500,000 shares underlying a stock option by Stacy Kaufman as discussed below.
(2) Includes 3,083,333 shares jointly owned of record and beneficially by Stacy Kaufman and Cathy Kaufman, 288,333 shares solely owned of record and beneficially by Stacy Kaufman, with respect to which Cathy Kaufman disclaims any beneficial interest, and 500,000 shares underlying the option granted to Stacy
Kaufman, presently exercisable at $.50 per share, with respect to which Cathy Kaufman disclaims any beneficial interest. See the discussion of the Option in the paragraph below and under Item 6, Executive Compensation.
(3) A total of 3,083,333 shares are owned of record and beneficially by Stacy Kaufman and Cathy Kaufman, jointly.

        On March 30, 1999, the Company entered into an employment
agreement  with  Stacy  Kaufman,  the  Company's  president   and
majority   stockholder,  in  which  was  included  an   incentive
compensation stock option plan. This plan allows the president to purchase  up  to 2,500,000 shares of common stock  by  March  29,
2009,  provided that certain annual revenue levels were  reached, beginning  at  December  31,  1999. Based  upon  this  employment agreement,  Mr.  Kaufman has the right to  exercise  the  initial portion  of  the option to purchase 500,000 shares  at  $.50  per share,  based  upon the Company having achieved cumulative  sales revenues  of  $700,000. These shares were  not  included  in  the diluted  shares for the earnings per share calculation.  See  the
Consolidated Financial Statements attached hereto.

                                Page 17

Item 12. Certain Relationships and Related Transactions
=======================================================

        During fiscal 1999 and 1998 and to date, the Company  has
had   no  transactions  with  related  parties,  except  for  the executive  employment  agreement  between  the  Company  and  its president  and  chief executive officer, Stacy Kaufman.  See  the
discussion   following  the  table  under  Item   10.   Executive
Compensation above.

                                Page 18

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.
==========================================

(a)  Exhibits:


Exhibit No                       Document Description
3.1                              Articles of Incorporation
                                 (filed as Exhibits 3.1, 3.2 and
                                 3.3 to the Company's
                                 Registration Statement on Form
                                 10-SB/12g and incorporated
                                 herein by reference)
3.2                              Bylaws (filed as Exhibit 3.4 to
                                 the Company's Registration
                                 Statement on Form 10-SB/12g and
                                 incorporated herein by reference)
10(iii)                          Material Contracts-Consulting
                                 Agreements and Employment
                                 Agreement (filed as Exhibits to
                                 Registration Statements on Form
                                 10-SB/12g and incorporated
                                 herein by reference)
23                               Consent  of Grassano Accounting,
                                 P.A., CPA's
27                               Financial Data Schedule

(b) During 1999, the Company did not file any Reports on Form  8-K.

                                Page 19


                           SIGNATURES

In accordance with Section 12 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKINTEK LABS, INC.


               By: /s/ Stacy Kaufman
                       Stacy Kaufman, President, Chief Executive Officer
                       and Director

Dated:    March 30, 2000
          Sunrise FL


In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

                   /s/ Cathy Kaufman
                       Cathy Kaufman, Secretary, Treasurer and Director

                                Page 20


                       SKINTEK LABS, INC.
                         AND SUBSIDIARY
                CONSOLIDATED FINANCIAL STATEMENTS

                   DECEMBER 31, 1999 AND 1998



                                Page 21















                       SKINTEK LABS, INC.
                         AND SUBSIDIARY


           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                            PAGE

REPORTS OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS         23

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets                                 24-25

Consolidated Statements of Operations                       26-27

Consolidated Statements of Cash Flows                       28-29

Consolidated Statements of Stockholders' Equity (Deficit)   30

Notes to Consolidated Financial Statements                  31-37


                                 Page 22


















       REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
       --------------------------------------------------

To the Board of Directors and Stockholders of Skintek Labs, Inc.
Sunrise, Florida

We have audited the accompanying consolidated balance sheets of Skintek Labs, Inc. and Subsidiary (the Company) as of December
31, 1999 and December 31, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements give retroactive effect to the merger of Skintek Labs, Inc. and Performance
Brands, Inc. (the Subsidiary), which has been accounted for as a reverse purchase as described in Note 1 of the accompanying notes to consolidated financial statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Skintek Labs, Inc. and Subsidiary at December 31,
1999 and 1998, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.



/s/ Grassano Accounting, P.A.

Boca Raton, Florida
March 30, 2000

                                Page 23




                       SKINTEK LABS, INC.
                         AND SUBSIDIARY
                   CONSOLIDATED BALANCE SHEETS
                   DECEMBER 31, 1999 AND 1998

                             ASSETS

                                          1999      1998

CURRENT ASSETS
     Cash                                $ 7,747   $     -
     Accounts Receivable                  47,679    16,889
     Inventory                           192,539    83,099
     Income Tax Receivable                          28,948
     Stock Subscriptions Receivable      374,287
     Due from Stockholders               107,311    60,767
                                         -------   -------
               TOTAL CURRENT ASSETS      729,563   189,703
                                         -------   -------

PROPERTY AND EQUIPMENT
     Machinery and Equipment              28,860    13,140
     Furniture and Fixtures                6,966     3,066
     Office Equipment                     16,148    11,003
     Website                               4,654         -
                                          ------    ------
                                          56,628    27,209

     Less:  Accumulated Depreciation      31,170    24,375
                                          ------    ------
            NET PROPERTY AND EQUIPMENT    25,458     2,834
                                          ------    ------

OTHER ASSETS
     Security Deposits                     6,745     4,885
     Patent & Trademarks (Less:
          Accumulated Amortization
          of $385 in 1999)                24,054         -
                                          ------     -----
               TOTAL OTHER ASSETS         30,799     4,885
                                          ------     -----

                     TOTAL ASSETS       $785,820  $197,422
                                        ========  ========

                                Page 24

                       SKINTEK LABS, INC.
                         AND SUBSIDIARY
                   CONSOLIDATED BALANCE SHEETS
                   DECEMBER 31, 1999 AND 1998

          LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
                                          1999      1998

CURRENT LIABILITIES
    Accounts Payable                    $224,854  $265,268
     Payroll Taxes Payable                 4,694     5,612
     Income Taxes Payable                            9,000
     Notes Payable                        11,654   234,593
                                         -------   -------
          TOTAL CURRENT LIABILITIES      241,202   514,473
                                         -------   -------
STOCKHOLDERS' EQUITY (DEFICIT)
     Common Stock, $0.001 Par Value,
      50,000,000 Shares
          Authorized, 5,921,271 Shares
          Issued & Outstanding
          in 1999 and 3,803,000 Shares
          Issued & Outstanding
          in 1998                          5,921     3,803
     Preferred Stock, $0.001 Par
          Value, Non-Voting,
          1,000,000 Shares Authorized,
          0 Shares Issued &
          Outstanding                          -         -
     Additional Paid in Capital        1,022,731   (22,642)
     Retained Earnings (Acc.  Deficit)  (484,034) (298,212)
                                         -------   -------
         TOTAL STOCKHOLDERS' EQUITY
         (DEFICIT)                       544,618  (317,051)
                                         -------   -------
TOTAL LIABILITIES & STOCKHOLDERS'
EQUITY (DEFICIT)                        $785,820  $197,422
                                        ========  ========

                                Page 25



                       SKINTEK LABS, INC.
                         AND SUBSIDIARY
       CONSOLIDATED STATEMENTS OF OPERATIONSBALANCE SHEETS
         FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                          1999      1998

SALES                                   $1,014,997  $429,914

COST OF SALES                              584,708   262,744
                                           -------   -------
         GROSS PROFIT                      430,289   167,170
                                           -------   -------
OPERATING EXPENSES
     Selling                               254,960   279,681
     General                               135,677    71,645
     Administrative                        266,891   284,810
                                           -------   -------
          TOTAL OPERATING EXPENSES         657,528   636,136
                                           -------   -------
          INCOME (LOSS) FROM
          OPERATIONS                      (227,239  (468,966)
                                           -------   -------
OTHER INCOME AND EXPENSE
     Miscellaneous Income                   38,351     8,029
     Interest Income                         5,280     2,312
     Interest Expense                       (2,214)   (2,317)
                                            ------     -----
          TOTAL OTHER INCOME (EXPENSE)      41,417     8,024
                                            ------     -----
          NET INCOME (LOSS) BEFORE
          PROVISION FOR (BENEFIT
          FROM) INCOME TAXES              (185,822) (460,942)

Provision for (Benefit from) Income Taxes        -   (44,171)
                                           -------  --------
                      NET INCOME         $(185,822)$(416,771)
                                         =========  ========
NET INCOME (LOSS)
COMMON SHARE
     Basic                                $(.04)    $(.12)
                                          ======    ======
     Diluted                              $(.04)    $(.12)
                                          ======    ======
SHARES USED IN COMPUTING
NET INCOME (LOSS) PER
COMMON SHARE
     Basic                              5,123,921  3,479,052
                                        =========  =========
     Diluted                            5,291,044  3,479,052
                                        =========  =========

                                Page 26


                       SKINTEK LABS, INC.
                         AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                          1999      1998

CASH FLOWS FROM OPERATING
ACTIVITIES:
     Net Income (Loss)                  $(185,822)  $(416,771)
     Adjustments to Reconcile Net
       Income
       (Loss) to Net Cash Provided by
       (Used in) Operating Activities
        Depreciation and Amortization       7,180         630
        Decrease ( Increase)
        in  Accounts Receivable           (30,790)      7,833
       Increase in Inventory             (109,440)    (58,351)
       Decrease (Increase) in Income
              Taxes Receivable             28,948     (28,948)
       Increase in Security Deposits       (1,860)     (2,150)
       Increase (Decrease) in
              Accounts Payable            (40,414)    249,709
       Increase (Decrease) in Payroll
              Taxes Payable                  (918)      4,533
       Decrease in Income
              Taxes Payable                (9,000)    (53,707)
                                           -------    -------
              NET CASH USED IN
              OPERATING ACTIVITIES       (342,116)   (297,222)
                                          -------     -------
CASH FLOWS FROM INVESTING
ACTIVITIES:
     Loan Repayments from (Advances
      to) Stockholders (Net)               (46,544)   101,078
     Purchases of Machinery and            (29,419)    (3,464)
     Equipment
     Purchases of Intangible Assets        (24,439)
                                            ------    -------
               NET CASH USED IN
               INVESTING ACTIVITIES       (100,402)    97,614
                                           -------     ------
CASH FLOWS FROM FINANCING
ACTIVITIES:
     Proceeds from Note Payable            450,265    199,000
                                           -------    -------
               NET CASH PROVIDED BY
               FINANCING ACTIVITIES        450,265    199,000
                                           -------    -------
NET INCREASE (DECREASE) IN CASH              7,747       (608)

CASH, BEGINNING OF PERIOD                        0        608
                                           -------    -------
CASH, END OF PERIOD                         $7,747         $0
                                           =======    =======
SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION
     Cash paid during the period for:
        Interest                            $2,214     $2,317
                                            ======     ======
        Income Taxes                        $7,424    $13,968
                                            ======    =======

SUPPLEMENTARY DISCLOSURE OF NON-CASH OPERATING ACTIVITIES

On November 13, 1998, $82,333 of merger consultant's note was converted into 164,667 shares of common stock. 208,333 shares of Rule 144 common stock were also issued.

On March 13, 1999, $541,667 of merger consultant's note was converted into 1,083,338 shares of common stock.

On July 6, 1999, $96,252 of merger consultant's note was converted into 192,503 shares of common stock. Also, an additional 842,430 shares of common stock were issued to the merger consultant for a subscrition of $421,215.

                             SKINTEK LABS, INC.
                               AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
               FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                       Retained    Total
                 Number      Number                        Additional  Earnings    Stockhol
                 of          of                            Paid-in     (Accumu-    Equity
                 Shares      Shares     Common   Preferred Captial     lated       (Deficit)
                 Common      Preferred  Stock    Stock                 Deficit)
--------------------------------------------------------------------------------------------
Balance at Dec.  3,430,000   0          3,430     0         1,670      118,559     123,659
31, 1997

November 13,
1998
converted
$82,333 of
merger
consultant's
note
into 164,667
shares of
common stock and
issued an
additional
208,333 of
Sec. 144 common     373,000   -             373   -         81,960        -          82,333
shares

Merger Costs           -      -               -   -       (106,272)       -        (106,272)

Net Loss               -      -               -   -           -       (416,771)    (416,771)
--------------------------------------------------------------------------------------------
Balance at Dec.   3,803,000   0           3,803   -        (22,642)   (298,212)    (317,051)
31, 1998

March 31, 1999
converted
$541,667 of
merger
consultant's
note into
1,083,338 shares
of
common stock      1,083,338    -           1,083   -        540,584       -         541,667

Additional             -       -            -      -        (11,643)      -         (11,643)
Merger Costs

July 6, 1999
issued
1,034,933 shares
of
common stock  to
merger
consultant for
$96,252 of
consultant's
note and
$421,215 cash     1,034,933    -           1,035   -        516,432       -         517,467
due

Net Loss               -       -            -      -           -      (185,822)    (185,822)
--------------------------------------------------------------------------------------------
Balance at Dec.   5,921,271    -           5,921   -      1,022,731   (484,034)     544,618
31, 1999
============================================================================================

                       SKINTEK LABS, INC.
                         AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

On December 13, 1994, Skintek Labs, Inc. (the "Company") under the name of Biologistics, Inc. was incorporated under the laws of Colorado, to engage in the business of clinical consulting, contract packaging and labeling services for clinical studies. The Company issued stock but never had any operations. On April
22, 1997, the Company became a Delaware corporation when it merged itself into its subsidiary, Biologistics, Inc., incorporated under the laws of Delaware on March 19, 1997.

Performance Brands, Inc. (the "Subsidiary") was incorporated September 21, 1995 under the laws of the State of Florida. The Company is engaged in the wholesale and retail distribution and sale of various products in the skin-care market. Currently, these products are being manufactured, to the Company's specifications, in South Florida by several independent fillers and by the Company.

On March 31, 1999, the Company incorporated a wholly-owned subsidiary PBI Acquisition Corp. On the same day Performance Brands, Inc. merged with PBI Acquisition Corp. when the sole stockholder exchanged his stock in Performance Brands, Inc. for 18,500,000 shares of Skintek Labs, Inc. Then PBI Acquisition
Corp. was dissolved, leaving Performance Brands, Inc. as the surviving subsidiary of Skintek Labs, Inc. This stock-for-stock transfer was accounted for as a reverse purchase.

Basis of Presentation and Consolidation
The    consolidated   financial   statements   have   been    prepared    in
accordance with generally accepted accounting principles and include the accounts of Skintek Labs, Inc. and its wholly-owned subsidiary Performance Brands, Inc. All material intercompany transactions and balances have been eliminated in consolidation.

As described in Organization above, effective March 31, 1999, the Company acquired all of the common stock of Performance Brands, Inc. The business combination was accounted for as a purchase and accordingly, the Company's financial statements have been presented to include the results of Performance Brands, Inc. as though the business combination occurred as of January 1, 1997. The May 12, 1999 reverse stock split (Note 4) was also presented as though it occurred on January 1, 1997.

                       SKINTEK LABS, INC.
                         AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable
All accounts receivable are due from unaffiliated third parties.
The Company considers all accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts is required. If amounts become uncollectible, they will be charged to operations when that determination is made.

Inventory
Inventory is stated at the lower of cost or market, using the first-in, first-out (FIFO) method and consists of bottles of product, empty bottles, displays, and boxes. The raw materials are expensed as purchased because their inventoried value would be immaterial.

Property, Equipment and Depreciation
Property   additions,   major   renewals  and   betterments   are   included
in   the   assets   accounts  at  cost.  Maintenance,  repairs   and   minor
renewals are charged to earnings when incurred.

Depreciation is computed using the modified accelerated cost recovery system and the straight-line method over the estimated
useful   lives  of  the  assets.  The  Company  has  elected   to   expense,
rather than depreciate, the cost of certain depreciable personal property under Section 179 of the Internal Revenue Code.
Although, these methods are not generally accepted accounting principles, the difference between them and any other acceptable method is immaterial to the current financial statements.

Patent & Trademarks
During   the   year   ending   December   31,   1999,   the   Company   paid
$17,149  in  patent  fees  and  expenses  and  $7,290  for  trademark   fees
and expenses, which are being amortized over seventeen years.

Long-Lived Assets
The Company periodically reviews the values assigned to long-lived assets, such as property and equipment and acquired customer bases, to determine whether any impairments are other than temporary. Management believes that the long-lived assets in the accompanying balance sheets are appropriately valued.

Revenue Recognition
Revenue   from   sales   is  recognized  in  the   period   in   which   the
products are shipped and invoiced to the customer. Sales are final upon the shipment of the goods to customers. The customers are generally the fifty independent distributors throughout the world and an additional approximately eighteen hundred wholesale accounts, principally in the U.S.A.

                       SKINTEK LABS, INC.
                         AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Advertising
Costs associated with advertising are expensed in the year incurred. Advertising expenses, which are comprised primarily of print media, were $118,513 and $194,053 for the years ending on December 31, 1999 and 1998, respectively.

Income Taxes
Since inception, the Company has maintained a fiscal year ending on each 31st day of December. Provisions for income taxes have not been presented as there is no taxable income after consideration of net operating losses, and there are no timing differences.

Earnings Per Common Share
The   Company   adopted   Statement   of   Financial   Accounting   Standard
No. 128 ("FAS 128"), Earnings Per Share for the period of these financial statements. Basic earning per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to the potential officer's stock option of
500,000 shares of common stock as of August 31, 1999. There was no dilution in the prior periods. The shares were also numbered
as   though   the   May   12,   1999  reverse  stock   split   occurred   on
January 1, 1997.

  Recent Accounting Pronouncements
In 1999, the Company was subject to the provisions of Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income" and Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information." Neither statement had any impact on the Company's financial statements as the Company does not have any "comprehensive income" type earnings (losses) and its financial statements reflect how the "key operating decisions maker" views the business. The Company will continue to review these statements over time, in particular SFAS 131, to determine if any additional disclosures are necessary based on evolving circumstances.

Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                       SKINTEK LABS, INC.
                         AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Fair Value of Financial Instruments
The carrying amounts of financial instruments including cash, accounts receivable, accounts payable and accrued expenses approximated fair value because of the immediate or short-term maturity of these instruments.


NOTE 2 - DUE FROM STOCKHOLDERS

As of December 31, 1997, the Company had advanced the stockholders $157,440. These advances were evidenced by an unsecured promissory note at an interest rate of 6%, principal and accrued interest due on demand or on December 31, 1998.
Interest of $7,835 was accrued as of December 31, 1997 and added to the balance, resulting in a due from stockholders of $165,275.

During   the   year  ended  December  31,  1998,  the  stockholders   repaid
$130,000 and borrowed an additional $25,492. Interest of $2,317 was accrued as of December 31, 1998, resulting in a balance of
$60,767   and   evidenced   by   an  unsecured   promissory   note   at   an
interest rate of 6%, principal and accrued interest due on demand or on December 31, 1999.

During   the  year  ending  December  31,  1999,  the  stockholders   repaid
$42,000 and borrowed an additional $83,264. Interest of $5,280 was accrued, resulting in a balance of $38,150 and evidenced by an unsecured promissory note at an interest rate of 6%, principal and accrued interest due on demand or on December 31, 2000.


NOTE 3 - NOTES PAYABLE

On September 1, 1996, the Company purchased a forklift for $12,954, financing $11,654 of the balance owed with a note secured by the forklift at an interest rate of 12%. The monthly installments are $338 through December 1, 1999. No payments have ever been made; consequently, the note is in default, although no demands for payment have ever been made.

During 1998 and 1999, a merger consultant advanced the Subsidiary $657,000 and paid an additional $118,095 in merger expenses for the Company. As of December 31, 1999, the Company had converted all of the consultant's advances into common stock and had issued additional common stock to the consultant resulting in stock subscriptions receivable of $374,287.

                       SKINTEK LABS, INC.
                         AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - STOCK TRANSACTIONS AND OPTIONS

Common Stock
The Company initially authorized 50,000 shares of $0.001 par value common stock. On April 22, 1997 the Company re-incorporated in Delaware through a merger with its wholly owned Delaware subsidiary. The Company changed its authorized capital to 30,000,000 shares of $0.001 par value. As of December 31, 1998, the Company had issued 4,318,000 shares of common stock. On March 31, 1999, 18,500,000 shares were issued to effect the merger with Performance Brands, Inc. and 6,500,000 shares were issued to settle $541,667 of debt. On May 12, 1999, the Company declared a 6 to 1 reverse stock split, leaving par at $.001, and changing the number of shares authorized to 50,000,000. On July 6, 1999, the Company issued an additional 1,034,933 shares of its common stock for $.50 per share. As of December 31, 1999, the Company had issued 5,921,271 shares of its common stock.

Preferred Stock
The Company has authorized 1,000,000 preferred shares $0.001 par value, non-voting, the rights and preferences of which to be determined by the Board of Directors at the time of issuance.
Currently, there are no preferred shares outstanding.

The Company has declared no dividends through June 30, 1999.

Stock Options
On March 30, 1999, the Company signed a convertible promissory note agreement with the aforementioned merger consultant (See
Note 3.) in which all of the funds advanced to the Company and its Subsidiary are convertible into shares of the Company's common stock: 2 shares of stock for every $1 advanced. As of December 31, 1999, 2,282,933 shares of common stock had been issued for $775,095 of advances.

On March 30, 1999, the Company entered into an employment agreement with the president and majority stockholder, in which was included an incentive compensation stock option plan. This plan allows the president to purchase up to 2,500,000 shares of common stock by March 29, 2009 when certain annual revenue levels are reached for the year ending December 31, 1999. The first level of revenue was reached as of August 31, 1999, and 500,000 shares were included in the diluted shares for the earnings per share calculation.

                       SKINTEK LABS, INC.
                         AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - PROVISION FOR (BENEFIT FROM) INCOME TAXES

The provision for (benefit from) income taxes consists of the following for the years ended December 31:

                              1999                  1998
Federal
Current Provision             $ -                     -
Current Benifit                 -                 (44,171)
Deferred                        -                     -
                              ----                --------
                                -                 (44,171)
                              ----                --------
State
Current Provision               -                     -
Current Benifit                 -                     -
Deferred                        -                     -
                              ----                 ------
Total                         $ -                 (44,171)
                              ====                 ======

As of December 31, 1999, the Company's Federal and State NOL carryovers are as follows:

                              Federal             State
NOL Carryover Expiring 2013   $ 268,332     $    447,428
NOL Carryover Expiring 2014     186,449          186,449
                              ---------          -------
                              $ 454,781     $    633,877
                              =========          =======

                                Page 36

NOTE 6 - COMMITMENTS

The Company presently rents office and warehouse space under a monthly lease. On August 25, 1999, the Company signed a new thirty-six month office lease, commencing on February 1, 2000 with monthly payments starting at $1,858. The amounts due under this lease are as follows for the years ending December 31:

     2000      $ 20,438
     2001        23,604
     2002        24,912
                 ------
               $ 68,954
                 ======
The Subsidiary also agreed to repay the new landlord for the overage in the build-out of the new office, as evidenced by an unsecured note of $14,606 with monthly payments, principal and interest at an annual rate of 8.5%, of $429.95 beginning on February 1, 2000 and ending April 1, 2003.

The Company is obligated for an automobile lease which is properly treated as a non-cancelable operating lease. The term of the lease is 36 months with monthly payments of $466. The amounts due under this operating lease are as follows for the years ending December 31:

     2000      $ 2,329
               -------
               $ 2,329
               =======

NOTE 7    LITIGATION

During the year ending December 31, 1999, a model for a Subsidiary promotion sued the Subsidiary for compensation from the product line advertised. Since the product line produced approximately $3,000 in sales, the management of the Subsidiary believes that there may be a nominal liability from this suit since the model can only be entitled to a small percentage of the profit, if anything.

During the year ending December 31, 1999, a model sued the Subsidiary. The Subsidiary believes that it is an innocent third party and has no liability.

As of the date of this report, the had been no resolution of either lawsuit.





Exhibit 23

We hereby consent to the use of our report of independent certified public accountants dated March 22, 2000 in the form 10
KSB for Skintek Labs, Inc. and Subsidiary for the year ended
December 31, 1999.


/s/ Grassano Accounting, P.A.


Boca Raton, Florida
March 30, 2000