Form 10QSB
period 2000-03-31
SKINTEK LABS INC
filed 2000-05-12
CIK 1096208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-QSB

(Mark one)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission file number: 0-023532

SKINTEK LABS, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	65-0636227
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

959 Shotgun Road, Sunrise, FL	33326
(Address of principal executive offices)	(Zip Code)

800-555-8895
(Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report (s), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, $.001 par value 5,921,271 shares outstanding as of May 10, 2000.

Transitional Small Business Disclosure Format: Yes __ No X

SKINTEK LABS, INC.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets – March 31, 2000 (Unaudited) and December 31, 1999.

Consolidated Statements of Operations and Accumulated Deficit - Three months ended March 31, 2000 and 1999 (Unaudited).

Consolidated Statements of Cash Flows - Three months ended March 31, 2000 and 1999 (Unaudited).

Notes to Financial Statements

Item 2. Management’s Discussion and Analysis

Forward-Looking Statements; Market Data

We make forward-looking statements in the "Management’s Discussion and Analysis of Financial Condition and, Results of Operations" in this Quarterly Report. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations, intentions and assumptions and other statements that are not historical facts. We generally intend the, words "expect", anticipate", "intend", "plan", "believe", "seek", "estimate" and similar expressions to identify forward-looking statements.

Because these forward-looking statements involve risks and uncertainties, our actual results may differ materially from those expressed or implied by these forward-looking statements.

All forward-looking statements in this Quarterly Report reflect our current views about future events and are based on assumptions and are subject to risks and uncertainties. Except as required by applicable law, including the securities laws of the United States, we do not intend to update or revise any forward-looking statements.

This Quarterly Report contains certain estimates and plans related to us and the industry in which we operate, which assumes certain events, trends and activities will occur and the projected information based on those assumptions. We do not know all that our assumptions are accurate. In particular, we do not know what level of growth in our industry, and particularly in those markets in which we operate and shall seek to expand. If our assumptions are wrong about any events, trends and activities, then our estimates for future growth for wireless telecommunications and our business may also be wrong. There can be assurances that an of our estimates as to our business growth will be achieved.

Results of Operations

During the three month period ended March 31, 2000, we had revenues of $295,221 compared to revenues of $109,980 during the comparable period of 1999.

The reason for the increase in revenues during the March 31, 2000 quarter from the comparable period of the prior year, of $185,241, was principally due to expansion of the current product line and increase of purchases by distributors. In addition, we have continued our development and introduction of several private label products for key customers.

We do not believe that we are dependent for future sales growth because we continue to introduce new products and expand existing lines. We were able to introduce new products and increase our line as a result of increased marketing expense by approximately $25,000 compared to the same period of the prior year.

We incurred a net loss of $88,100 ($0.01 per Share) during the three-month period ended March 31, 2000, compared to a net loss of $73,791 ($0.02 per Share) for the comparable three-month period in 1999. The net loss for the quarter ended March 31, 2000 increase by 20% from the same period of the prior year, while sales increased by 168% and gross profits increased by 90%. Therefore, the increase in the net loss is primarily due to an increase in operating expenses, from $114,444 to $164,854. Our general expense included as part of operating expense increased from $19,891 to $39,227 primarily from the costs associated with being a public company and fees related to compliance with SEC reporting requirements under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

At March 31, 2000, we had current assets of $712,995 compared to current assets of $729,563 at December 31, 1999. Our inventory declined by approximately 16% from year ended December 31, 1999. Accounts receivable increased from $47,679 at December 31, 1999 to $119,034 at March 31, 2000, an increase of 150%. We believe that our accounts receivable are all current and collectible, with no return privileges. Amounts due from stockholders decreased from $107,311 at December 31, 1999 to $61,789 at March 31, 2000. Our stock subscriptions receivable at December 31, 1999 were $374,287 and decreased slightly to $366,287 at March 31, 2000 and we consider this receivable to be fully collectible.

Our current liabilities increased from $136,957 at December 31, 1999 to $221,699 at March 31, 2000, which increase was due to an increase in accounts payable of $204,497 or 41%. See Note 3 to Notes to Consolidated Financial Statements.

There are no trends that we are aware of that would adversely impact upon our liquidity and we have no plans for any large capital expenditures. Material events that would effect our financial condition relate directly to the market acceptance for existing and new products. Any decline in acceptance would adversely effect our ability to increase distribution, which in turn would increase sales. Our liquidity and future success shall be dependent upon the market acceptance of our proprietary liquid body wash with sunscreen, which we believe is the only product of its kind on the market. However, there can be no assurance that we will be successful in achieving continued growth in sales levels.

Year 2000

The year 2000 issue results from certain computer systems and software applications that use only two digits (rather than four) to define the applicable year. As a result, such systems and applications may recognize a date of "00" as 1900 instead of the intended year 2000, which could result in data miscalculations and software failures. We have conducted a preliminary assessment of our key computer systems and software applications and believe that they are Year 2000 compliant. We are in the process of communicating with all key suppliers, financial institutions and customers to identify and coordinate the resolution of any Year 2000 issues that might arise. Based on the initial assessment, we believe the cost of addressing the Year 2000 issue should not have a material impact on our financial position or results of operations.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any litigation that is material. We are a party defendant in an action pending in the Circuit Court in and for Broward County, Florida. The action alleges a claim for $15,000, which is the minimum amount necessary for jurisdictional purposes in order to commence an action in such court. The claim of the plaintiff, a model, alleges that we used plaintiff's image without a consent. We do not believe that the action, if adjudicated against us, will not have a material adverse impact upon our business or financial condition. Further, we believe that we will be able to settle this action through negotiations with the plaintiff, at satisfactory terms, which we do not believe will exceed $5,000. We are a defendant in an action pending in the Civil Court in and for Lehigh County, PA. The action alleges a claim for $50,000, which is the minimum amount necessary for jurisdictional purposes in order to commence an action in such court. The claim of the plaintiff, a model, alleges that we used plaintiff's image without a consent. We do not believe that the action, if adjudicated against us, will not have a material adverse impact upon our business or financial condition. We believe that in this action, we are an innocent third party and have no liability in this action.

Item 2. Changes in Security

None

Item 3. Default Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit No.	Document Description

3(i)	Articles of Incorporation (filed as Exhibits 3.1, 3.2 and 3.3 to the Company's Registration Statement on Form 10-SB/12g and incorporated herein by reference)
3(ii)	Bylaws (filed as Exhibit 3.4 to the Company's Registration Statement on Form 10-SB/12g and incorporated herein by reference)
10	Material Contracts-Consulting Agreements and Employment Agreement (filed as Exhibits to Registration Statements on Form 10-SB/12g and incorporated herein by reference)
27	Financial Data Schedule

(b) Form 8-K.

During the quarter ended March 31, 2000, the Company did not file any Reports on Form 8-K.

SIGNATURES

In accordance with Section 12 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKINTEK LABS, INC.

By: /s/ Stacy Kaufman

Stacy Kaufman, President, Chief Executive Officer and Director

Dated: May 10, 2000

Sunrise FL

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Cathy Kaufman

Cathy Kaufman, Secretary, Treasurer and Director

SKINTEK LABS, INC.

AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2000 AND 1999

SKINTEK LABS, INC.

AND SUBSIDIARY

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Page
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets	8-9
Consolidated Statements of Operations and Accumulated Deficit	10-11
Consolidated Statements of Cash Flows	11-12
Notes to Consolidated Financial Statements	13-18

SKINTEK LABS, INC.
AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
ASSETS
	Mar. 31, 2000	Dec. 31, 1999
	(Unaudited)
CURRENT ASSETS
Cash	$4,371	$7,747
Accounts Receivable	119,034	47,679
Inventory	161,514	192,539
Stock Subscriptions Receivable	366,287	374,287
Due from Stockholders	61,789	107,311

TOTAL CURRENT ASSETS	712,995	729,563

PROPERTY AND EQUIPMENT
Machinery and Equipment	28,860	28,860
Furniture and Fixtures	11,431	6,966
Office Equipment	17,460	16,148
Leasehold Improvements	16,451
Website	8,852	4,654
	83,054	56,628

Less: Accumulated Depreciation	34,126	31,170

NET PROPERTY AND EQUIPMENT	48,928	25,458

OTHER ASSETS
Security Deposits	7,050	6,745
Patent & Trademarks (Less: Accumulated
Amortization of $751 in 2000 and
$385 in 1999)	24,374	24,054
TOTAL OTHER ASSETS	31,424	30,799

TOTAL ASSETS	$793,347	$785,820

See accompanying Notes to Consolidated Financial Statements and Accountants’ Report.
SKINTEK LABS, INC.
AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
	Mar. 31, 2000	Dec. 31, 1999
	(Unaudited)

CURRENT LIABILITIES
Accounts Payable	$204,497	$120,609
Payroll Taxes Payable	2,482	4,694
Note Payable	11,654	11,654
Current Portion of Long Term Note	3,066	-
TOTAL CURRENT LIABILITIES	221,699	136,957

LONG TERM LIABILITIES
Note Payable	10,885
Due to Vendor	104,245	104,245
TOTAL LONG TERM LIABILITIES	115,130	104,245

TOTAL LIABILITIES	336,829	241,202

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, $0.001 Par Value, 50,000,000 Shares Authorized, 5,921,271 Shares Issued & Outstanding in 2000 and in 1999	5,921	5,921
Preferred Stock, $0.001 Par Value, Non-Voting,
1,000,000 Shares Authorized,
0 Shares Issued & Outstanding	-	-
Additional Paid in Capital	1,022,731	1,022,731
Retained Earnings (Accumulated Deficit)	(572,134)	(484,034)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	456,518	544,618

TOTAL LIABILITIES & STOCKHOLDERS'
EQUITY (DEFICIT)	$793,347	$785,820

See accompanying Notes to Consolidated Financial Statements and Accountants’ Report.

SKINTEK LABS, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
(UNAUDITED)

	2000	1999

SALES	$295,221	$109,980

COST OF SALES	219,590	70,128

GROSS PROFIT	75,631	39,852

OPERATING EXPENSES
Selling	62,977	37,624
General	39,227	19,891
Administrative	62,650	56,929

TOTAL OPERATING EXPENSES	164,854	114,444

INCOME (LOSS) FROM OPERATIONS	(89,223)	(74,592)

OTHER INCOME AND EXPENSE
Interest Income	1,328	945
Interest Expense	(205)	(144)

TOTAL OTHER INCOME (EXPENSE)	1,123	801

NET INCOME (LOSS) BEFORE
PROVISION FOR (BENEFIT
FROM) INCOME TAXES	(88,100)	(73,791)

Provision for Income Taxes	-	-

NET INCOME (LOSS)	(88,100)	(73,791)

RETAINED EARNINGS (ACCUMULATED DEFICIT),
BEGINNING OF PERIOD	(484,034)	(298,212)

RETAINED EARNINGS (ACCUMULATED DEFICIT),
END OF PERIOD	$(572,134)	$(372,003)

NET INCOME (LOSS)
COMMON SHARE
Basic	$(0.01)	$(0.02)
Diluted	$(0.01)	$(0.02)

SHARES USED IN COMPUTING
NET INCOME (LOSS) PER
COMMON SHARE
Basic	5,921,271	3,803,000
Diluted	6,421,271	3,803,000

See accompanying Notes to Consolidated Financial Statements and Accountants’ Report.
SKINTEK LABS, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
(UNAUDITED)
	2000	1999

CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Income (Loss)	$(88,100)	$(73,791)
Adjustments to Reconcile Net Income
(Loss) to Net Cash Used in
Operating Activities
Depreciation and Amortization	3,322	591
Increase in Accounts Receivable	(71,355)	(22,125)
(Increase) Decrease in Inventory	31,025	(21,567)
Prepaid Expenses		(7,521)
Increase in Income Taxes Receivable		(6,000)
(Increase) Decrease in Stock Subscriptions Receivable	8,000	(166,228)
Increase in Security Deposits	(305)
Decrease in Accounts Payable	(20,357)	(96,819)
Decrease in Payroll Taxes Payable	(2,212)	(1,151)
Decrease in Income Taxes Payable		(5,000)
Increase in Due to Vendor	104,245	104,245

NET CASH USED IN OPERATING ACTIVITIES	(35,737)	(295,366)

CASH FLOWS FROM INVESTING
ACTIVITIES:
Loan Repayments from (Advances to)
Stockholders (Net)	45,522	(4,275)
Purchases of Property and Equipment	(11,820)	(7,015)
Purchases of Intangible Assets	(686)	(1,718)

NET CASH PROVIDED BY (USED IN)
INVESTING ACTIVITIES	33,016	(13,008)

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from Note Payable		318,727
Principal Payments on Note Payable	(655)	-

NET CASH PROVIDED BY (USED IN)
FINANCING ACTIVITIES	(655)	318,727

NET INCREASE (DECREASE) IN CASH	(3,376)	10,353

CASH, BEGINNING OF PERIOD	7,747	0

CASH, END OF PERIOD	$4,371	$10,353

SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION
Cash paid during the period for:
Interest	$205	$144
Income Taxes	$0	$5,000

See accompanying Notes to Consolidated Financial Statements and Accountants’ Report.

SKINTEK LABS, INC.

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Performance Brands, Inc. (the "Subsidiary") was incorporated September 21, 1995 under the laws of the State of Florida. The Company is engaged in the wholesale and retail distribution and sale of various products in the skin-care market. Currently, these products are being manufactured, to the Company’s specifications, in South Florida by several independent fillers and by the Company.

On March 31, 1999, the Company incorporated a wholly owned subsidiary PBI Acquisition Corp. On the same day Performance Brands, Inc. merged with PBI Acquisition Corp. when the sole stockholder exchanged his stock in Performance Brands, Inc. for 18,500,000 shares of Skintek Labs, Inc. Then PBI Acquisition Corp. was dissolved, leaving Performance Brands, Inc. as the surviving subsidiary of Skintek Labs, Inc. This stock-for-stock transfer was accounted for as a reverse purchase.

Basis of Presentation and Consolidation

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include the accounts of Skintek Labs, Inc. and its wholly owned subsidiary Performance Brands, Inc. All material intercompany transactions and balances have been eliminated in consolidation.

As described in Organization above, effective March 31, 1999, the Company acquired all of the common stock of Performance Brands, Inc. The business combination was accounted for as a purchase and accordingly, the Company’s financial statements have been presented to include the results of Performance Brands, Inc. as though the business combination occurred as of January 1, 1997. The May 12, 1999 reverse stock split (Note 5) was also presented as though it occurred on January 1, 1997.

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

Patent & Trademarks

During the three months ending March 31, 2000, the Company paid $686 in patent fees and expenses, which are being amortized over seventeen years.

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

Advertising

Costs associated with advertising are expensed in the year incurred. Advertising expenses, which are comprised primarily of print media, were $22,418 and $18,878 for the three months ending on March 31, 2000 and 1999, respectively.

Income Taxes

Since inception, the Company has maintained a fiscal year ending on each 31st day of December. Provisions for income taxes have not been presented as there is no taxable income after consideration of net operating losses, and there are no timing differences.

Earnings Per Common Share

The Company adopted Statement of Financial Accounting Standard No. 128 ("FAS 128"), Earnings Per Share for the period of these financial statements. Basic earning per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to the potential officer’s stock option of 500,000 shares of common stock as of August 31, 1999. There was no dilution in the prior periods. The shares were also numbered as though the May 12, 1999 reverse stock split occurred on January 1, 1997.

Recent Accounting Pronouncements

In 2000 and 1999, the Company was subject to the provisions of Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income" and Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information." Neither statement had any impact on the Company’s financial statements as the Company does not have any "comprehensive income" type earnings (losses) and its financial statements reflect how the "key operating decisions maker" views the business. The Company will continue to review these statements over time, in particular SFAS 131, to determine if any additional disclosures are necessary based on evolving circumstances.

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

NOTE 2 – DUE FROM STOCKHOLDERS

During the three months ending March 31, 2000, the stockholders repaid $50,000 and borrowed an additional $3,150. Interest of $1,328 was accrued, resulting in a balance of $61,789 and evidenced by an unsecured promissory note at an interest rate of 6%, principal and accrued interest due on demand or on December 31, 2000. During the three months ending March 31, 1999, the stockholders repaid $3,000 and borrowed an additional $6,331. Interest of $945 was accrued, resulting in a balance of $65,042 at March 31, 1999

NOTE 3 – NOTES PAYABLE

On September 1, 1996, the Company purchased a forklift for $12,954, financing $11,654 of the balance owed with a note secured by the forklift at an interest rate of 12%. The monthly installments are $338 through December 1, 1999. No payments have ever been made; consequently, the note is in default, although no demands for payment have ever been made.

During 1998 and 1999, a merger consultant advanced the Subsidiary $657,000 and paid an additional $118,095 in merger expenses for the Company. As of March 31, 2000, the Company had converted all of the consultant’s advances into common stock and had issued additional common stock to the consultant resulting in stock subscriptions receivable of $366,287 at March 31, 2000 and $166,228 at March 31, 1999.

As noted on the Consolidated Statement of Cash Flows, the Subsidiary issued an unsecured 8.5% promissory note to its landlord for excess built-out expenses. The following is the amortization of principal payments:
Due Dec. 31,
2000	$3,066
2001	4,403
2002	4,792
2003	1,690
$13,951

NOTE 4 – DUE TO VENDOR

The Subsidiary owes a vendor $104,245 for advertising purchased during 1998. The vendor has sued to get its money. The Subsidiary, however, believes that it did not get effective advertising and is trying to settle the claim with a promissory note for one-half of the balance.

NOTE 5 – STOCK TRANSACTIONS AND OPTIONS

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

Stock Options

On March 30, 1999, the Company signed a convertible promissory note agreement with the aforementioned merger consultant (See Note 3.) in which all of the funds advanced to the Company and its Subsidiary are convertible into shares of the Company’s common stock: 2 shares of stock for every $1 advanced. As of March 31, 2000, 2,282,933 shares of common stock had been issued for $775,095 of advances.

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

NOTE 6 – PROVISION FOR (BENEFIT FROM) INCOME TAXES

The provision for (benefit from) income taxes consists of the following for the three months ended March 31:
	2000	1999
Federal	$ -	$ -
Current Provision	-	-
Current Benefit	-	-
Deferred	-	-
	-	-
State
Current Provision	-	-
Current Benefit	-	-
Deferred	-	-

Total	$ -	$ -

As of December 31, 1999, the Company’s Federal and State NOL carryovers are as follows:
	Federal	State
NOL Carryover Expiring 2013	$ 268,332	$ 447,428
NOL Carryover Expiring 2014	186,449	186,449
	$ 454,781	$633,877

NOTE 7 – COMMITMENTS

On August 25, 1999, the Company signed a new thirty-six month office lease, commencing on February 1, 2000 with monthly payments starting at $1,858. The amounts due under this lease are as follows for the years ending December 31:
2000	$ 16,722
2001	23,495
2002	24,803
2003	2,076
$ 67,096

The Company is obligated for an automobile lease which is properly treated as a non-cancelable operating lease. The term of the lease is 36 months with monthly payments of $466. The amounts due under this operating lease are as follows for the years ending December 31:
2000	$932
$932

NOTE 8 – LITIGATION

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

As of the date of this report, there had been no resolution in either lawsuit.