Form 10QSB
period 2000-06-30
SKINTEK LABS INC
filed 2000-07-28
CIK 1096208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB
(Mark one)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30 , 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission file number: 0-023532

SKINTEK LABS, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	65-0636227
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

959 Shotgun Road
Sunrise, FL	33326
(Address of principal executive offices)	(Zip Code)

800-555-8826
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months ( or for such shorter period that the registrant was required to file such report (s), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:
Common Stock, $.001 par value 5,921,271 shares outstanding as of June 30, 2000.
Transitional Small Business Disclosure Format: Yes __ No X
Page 1 of 16

SKINTEK LABS, INC.

PART I     FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Balance Sheet – December 31, 1999 and June 30, 2000 (Unaudited).

Statements of Operations - Three months and six months ended June 30, 2000 and 1999 (Unaudited).

Statements of Cash Flows - Six months ended June 30, 2000 and 1999 (Unaudited).

Notes to Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

This Quarterly Report contains certain estimates and plans related to us and our industry, which assumes certain events, trends and activities will occur and the projected information based on those assumptions. We do not know that all of our assumptions are accurate. In particular, we do not know and cannot predict with any degree of certainty the level of growth our industry, and particularly the growth in those markets in which we operate and shall seek to expand. If our assumptions are wrong about any events, trends and activities, then our estimates for future growth for  our Internet business to business may also be wrong. There can be assurances that an of our estimates as to our business growth will be achieved.

Results of Operations

During the three month period ended June 30, 2000, we had revenues of $330,503 compared to revenues of $432,855 during the comparable period of 1999. During the six month period ended June 30, 2000, our revenues were $625,724 compared to $542,835 for the six month period ended June 30, 1999. This represents an increase of 15.3% for the six month period ended June 30, 2000, nothwithstanding a decline in sales of 23.6% during the second quarter of 2000 compared to the same period of 1999. The reason for the decline in sales during the recent quarter was attributable to orders in process which were not shipped prior to June 30, 2000 and therefore could not be recognized as revenues. Consequently, the gross profit margin for the quarter ended June 30, 2000 decreased slightly to 50.43% from 56.72% from the same period of the prior year principally due to declining sales and the fact that we incurred the expenses for packaging, raw materials and product components and other costs associated with manufacturing products for pending sales.

We do not believe that we are dependent on any single product for future sales growth because we continue to introduce new products and expand existing lines. We achieved net income of $31,687, or $0.01 per Share, during the three-month period ended June 30, 2000, compared to net income of $73,259, or $0.01 per Share, for the same period of the prior year. However, for the six months ended June 30, 2000, we had a net loss of $56,413, or ($0.01 per Share) which compares to a net loss of $532, or $0.00 per Share for the comparable six-month period ended June 30, 1999. The net loss for the six month period ended June 30, 2000 increased from the same period of the prior year, despite the increase in sales, for the same reason related to deferred revenue recognition from orders not yet shipped.

Liquidity and Capital Resources

At June 30, 2000, we had current assets of $671,964 compared to current assets of $729,563 at December 31, 1999. This represents a slight decline of 8% which we do not consider material. We believe that our accounts receivable are all current and collectible, with no return privileges. Amounts due from stockholders decreased from $107,311 at December 31, 1999 to $72,452 at June 30, 2000. Our stock subscriptions receivable at December 31, 1999 were $374,287 and decreased slightly to $356,6197 at June 30, 2000 and we consider this receivable to be fully collectible.

Our current liabilities increased only slightly from $136,957 at December 31, 1999 to $143,905 at June 30, 2000, which change is not material. See Note 3 to Notes to Consolidated Financial Statements. There are no trends that we are aware of that would adversely impact upon our liquidity and we have no plans for any large capital expenditures. Material events that would effect our financial condition relate directly to the market acceptance for existing and new products. Any decline in acceptance would adversely effect our ability to increase distribution, which in turn would decrease sales. Our liquidity and future success shall be dependent upon the market acceptance of our proprietary liquid body wash with sunscreen, which we believe is the only product of its kind on the market. However, there can be no assurance that we will be successful in achieving  growth in sales levels.

Inflation has not had a material effect upon our operations to date. In the event the rate of inflation should accelerate in the future, it is expected that costs in connection with the provision of our services and products will increase, and, to the extent such increased costs are not offset by increased revenues, our operations may be adversely affected. The Company is not exposed to material risk based on interest rate fluctuation, exchange rate fluctuation, or commodity price fluctuation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 4 to Notes to Consolidated Financial Statements. there is pending against the Company's subsidiary,  Performance Brands, Inc., a lawsuit alleging claims of $104,245 by a vendor for advertising purchased. We have been informed by our subsidiary that there are meritorious defenses related to the fact that the advertising services delivered were not adequate. At present there are efforts to settle this claim for an estimated 50%, which would involve the issuance of a promissory note. The terms of the note are not presently known and there can be no assurance this matter will be settled. We do not believe that this matter or its outcome will have a material adverse effect upon the Company's overall operations.

Item 2. Changes in Security

None

Item 3. Default Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit No.	Document Description
3(i)	Articles of Incorporation and amendments (filed as Exhibits to the Company's Registration Statement on Form 10-SB/12g and incorporated herein by reference)
3(ii)	Bylaws (filed as Exhibit to the Company's Registration Statement on Form 10-SB/12g and incorporated herein by reference)
10	Material Contracts-consulting Agreement and Employment Agreement (filed as an Exhibit to the Company’s Registration Statement on Form 10-SB/12g and incorporated herein by reference).
27	Financial Data Schedule

(b) Form 8-K.

During the quarter ended June 30, 2000, the Company did not file any Reports on Form 8-K.

SIGNATURES

In accordance with Section 12 or 15(d) of the Exchange Act, the small business issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKINTEK LABS, INC.

By: /s/ Stacy Kaufman
Stacy Kaufman, President, Chief Executive Officer and Director
Dated: July 27, 2000
Sunrise, FL

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the small business issuer and in the capacities and on the dates indicated.

By: /s/

By: /s/ Cathy Kaufman
Cathy Kaufman, Vice President, Secretary, Treasurer and Director

SKINTEK LABS, INC. AND SUBSIDIARY

SKINTEK LABS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

Assets
	June 30, 2000	Dec. 31, 1999
	(Unaudited)
CURRENT ASSETS
Cash	$3,447	$7,747
Accounts Receivable	78,567	47,679
Inventory	160,879	192,539
Stock Subscriptions Receivable	356,619	374,287
Due from Stockholders	72,452	107,311
TOTAL CURRENT ASSETS	671,964	729,563

PROPERTY AND EQUIPMENT
Machinery and Equipment	30,960	28,860
Furniture and Fixtures	11,431	6,966
Office Equipment	17,714	16,148
Leasehold Improvements	16,151	-
Website	9,392	4,654
	85,648	56,628
Less: Accumulated Depreciation	37,429	31,170

NET PROPERTY AND EQUIPMENT	48,219	25,458

OTHER ASSETS
Security Deposits	3,050	6,745
Patent & Trademarks (Less: Accumulated
Amortization of $1,117 in 2000 and $385 in 1999)	24,007	24,054
TOTAL OTHER ASSETS	27,057	30,799

TOTAL ASSETS	$747,240	$785,820
LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
	June 30, 2000	Dec. 31, 1999
	(Unaudited)
CURRENT LIABILITIES
Accounts Payable	$129,061	$120,609
Payroll Taxes Payable	1,124	4,694
Note Payable	11,654	11,654
Current Portion of Long Term Note	2,066	-
TOTAL CURRENT LIABILITIES	143,905	136,957

LONG TERM LIABILITIES
Note Payable	10,885
Due to Vendor	104,245	104,245
TOTAL LONG TERM LIABILITIES	115,130	104,245
TOTAL LIABILITIES	259,035	241,202

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, $0.001 Par Value, 50,000,000 Shares
Authorized, 5,921,271 Shares Issued & Outstanding
in 2000 and in 1999	5,921	5,921
Preferred Stock, $0.001 Par Value, Non-Voting,
1,000,000 Shares Authorized, 0 Shares Issued & Outstanding	-	-
Additional Paid in Capital	1,022,731	1,022,731
Retained Earnings (Accumulated Deficit)	(540,447)	(484,034)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	488,205	544,618

TOTAL LIABILITIES & STOCKHOLDERS'
EQUITY (DEFICIT)	$747,240	$785,820

See accompanying Notes to Consolidated Financial Statements

SKINTEK LABS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

	For the Three Months For the Six Months
	June 30, 2000	June 30, 1999	June 30, 2000	June 30, 1999
	(Unaudited)	(Unaudited)	(Unaudited)

SALES	$330,503	$432,855	$625,724	$542,835

COST OF SALES	163,840	187,320	383,430	257,448
GROSS PROFIT	166,663	245,535	242,294	285,387

OPERATING EXPENSES
Selling	29,639	77,839	92,616	115,463
General	42,199	39,325	81,426	59,216
Administrative	63,597	72,018	126,247	128,947

TOTAL OPERATING EXPENSES	135,435	189,182	300,289	303,626

INCOME (LOSS) FROM OPERATIONS	31,228	56,353	(57,995)	(18,239)

OTHER INCOME AND EXPENSE
Miscellaneous Income	-	16,413	-	16,413
Interest Income	993	732	2,321	1,677
Interest Expense	(534)	(239)	(739)	(383)

TOTAL OTHER INCOME (EXPENSE)	459	16,906	1,582	17,707

NET INCOME (LOSS) BEFORE
PROVISION FOR INCOME TAXES	31,687	73,259	(56,413)	(532)

Provision for Income Taxes	-	-	-	-
NET INCOME (LOSS)	31,687	73,259	(56,413)	(532)

RETAINED EARNINGS (ACCUMULATED
DEFICIT), BEGINNING OF PERIOD	(572,134)	(372,003)	(484,034)	(298,212)

RETAINED EARNINGS (ACCUMULATED
DEFICIT), END OF PERIOD	($540,447)	($298,744)	($540,447)	($298,744)

NET INCOME (LOSS)
COMMON SHARE
Basic	$0.01	$0.01	($0.01)	$0.00
Diluted	$0.00	$0.01	-$0.01	$0.00

SHARES USED IN COMPUTING
NET INCOME (LOSS) PER
COMMON SHARE
Basic	5,921,271	4,886,338	5,921,271	4,347,662
Diluted	6,421,271	5,430,005	6,421,271	4,729,894

See accompanying Notes to Consolidated Financial Statements

SKINTEK LABS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30, 2000	June 30, 1999
	(Unaudited)
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Income (Loss)	($56,413)	($532)
Adjustments to Reconcile Net Income
(Loss) to Net Cash Provided by
(Used in) Operating Activities
Depreciation and Amortization	6,991	6,131
Increase in Accounts Receivable	(30,888)	(210,573)
Decrease (Increase) in Inventory	31,660	(115,906)
Decrease in Stock Subscriptions Receivable	17,668	-
Decrease in Income Taxes Receivable		28,948
Decrease (Increase) in Security Deposits	3,695	(500)
	8,452	35,343
Decrease in Payroll Taxes Payable	(3,570)	(879)
Increase (Decrease) in Income Taxes Payable	-	(7,424)

NET CASH USED IN OPERATING ACTIVITIES	(22,405)	(265,392)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan Repayments from Stockholders (Net)	34,859	22,617
Purchases of Property and Equipment	(14,414)	(16,336)
Purchases of Intangible Assets	(685)	(1,714)

NET CASH PROVIDED BY INVESTING ACTIVITIES	19,760	4,567

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Note Payable	-	315,000
Principal Payments on Long Term Note	(1,655)	-

NET CASH PROVIDED BY (USED IN)
FINANCING ACTIVITIES	(1,655)	315,000

NET INCREASE (DECREASE) IN CASH	(4,300)	54,175
CASH, BEGINNING OF PERIOD	7,747	-
CASH, END OF PERIOD	$3,447	$54,175

SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION
Cash paid during the period for:
Interest	$739	$383
Income Taxes	$0	$7,424

See accompanying Notes to Consolidated Financial Statements

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

Patent & Trademarks

During the six months ending June 30, 2000, the Company paid $686 in patent fees and expenses, which are being amortized over seventeen years.

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

Advertising

Costs associated with advertising are expensed in the year incurred. Advertising expenses, which are comprised primarily of print media, were $27,534 and $43,763 for the six months ending on June 30, 2000 and 1999, respectively.

Income Taxes

Since inception, the Company has maintained a fiscal year ending on each 31st day of December. Provisions for income taxes have not been presented as there is no taxable income after consideration of net operating losses, and there are no timing differences.

Earnings Per Common Share

The Company adopted Statement of Financial Accounting Standard No. 128 ("FAS 128"), Earnings Per Share for the periods of these financial statements. Basic earning per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to the potential officer’s stock option of 500,000 shares of common stock as of August 31, 1999. There was no dilution in the prior periods. The shares were also numbered as though the May 12, 1999 reverse stock split occurred on January 1, 1997.

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

NOTE 2 – DUE FROM STOCKHOLDERS

During the six months ending June 30, 2000, the stockholders repaid $50,000 and borrowed an additional $12,820. Interest of $2,321 was accrued, resulting in a balance of $72,452 and evidenced by an unsecured promissory note at an interest rate of 6%, principal and accrued interest due on demand or on December 31, 2000.

NOTE 3 – NOTES PAYABLE

On September 1, 1996, the Company purchased a forklift for $12,954, financing $11,654 of the balance owed with a note secured by the forklift at an interest rate of 12%. The monthly installments are $338 through December 1, 1999. No payments have ever been made; consequently, the note is in default, although no demands for payment have ever been made.

During 1998 and 1999, a merger consultant advanced the Subsidiary $657,000 and paid an additional $118,095 in merger expenses for the Company. As of June 30, 2000, the Company had converted all of the consultant’s advances into common stock and had issued additional common stock to the consultant resulting in stock subscriptions receivable of $356,619 at June 30, 2000.

As noted on the Consolidated Statement of Cash Flows, the Subsidiary issued an unsecured 8.5% promissory note to its landlord for excess built-out expenses. The following is the amortization of principal payments:

Due Dec. 31,
2000	$ 2,066
2001	4,403
2002	4,792
2003	1,690
$12,951

NOTE 4 – DUE TO VENDOR

The Subsidiary owes a vendor $104,245 for advertising purchased during 1998. The vendor has sued to get its money. The Subsidiary, however, believes that it did not get effective advertising and is trying to settle the claim with a promissory note for one-half of the balance.

NOTE 5 – STOCK TRANSACTIONS AND OPTIONS

Common Stock

The Company initially authorized 50,000 shares of $0.001 par value common stock. On April 22, 1997 the Company re-incorporated in Delaware through a merger with its wholly owned Delaware subsidiary. The Company changed its authorized capital to 30,000,000 shares of $0.001 par value. As of December 31, 1998, the Company had issued 4,318,000 shares of common stock. On March 31, 1999, 18,500,000 shares were issued to effect the merger with Performance Brands, Inc. and 6,500,000 shares were issued to settle $541,667 of debt. On May 12, 1999, the Company declared a 6 to 1 reverse stock split, leaving par at $.001, and changing the number of shares authorized to 50,000,000. On July 6, 1999, the Company issued an additional 1,034,933 shares of its common stock for $.50 per share. As of June 30, 2000, the Company had issued 5,921,271 shares of its common stock.

Preferred Stock

The Company has authorized 1,000,000 preferred shares $0.001 par value, non-voting, the rights and preferences of which to be determined by the Board of Directors at the time of issuance. Currently, there are no preferred shares outstanding.

The Company has declared no dividends through June 30, 2000.

Stock Options

On March 30, 1999, the Company signed a convertible promissory note agreement with the aforementioned merger consultant (See Note 3.) in which all of the funds advanced to the Company and its Subsidiary are convertible into shares of the Company’s common stock: 2 shares of stock for every $1 advanced. As of June 30, 2000, 2,282,933 shares of common stock had been issued for $775,095 of advances.

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

NOTE 6 – PROVISION FOR (BENEFIT FROM) INCOME TAXES

The provision for (benefit from) income taxes consists of the following for the six months ended June 30:

	2000	1999
Federal
Current Provision	$-	$-
Current Benefit	-	-
Deferred	-	-
	-	-

State
Current Provision	-	-
Current Benefit	-	-
Deferred	-	-
	-	-
Total	$-	$-

As of December 31, 1999, the Company’s Federal and State NOL carryovers are as follows:

	Federal	State
NOL Carryover Expiring 2013	$ 268,332	$ 447,428
NOL Carryover Expiring 2014	186,449	186,449
	$ 454,781	$ 633,877

NOTE 7 – COMMITMENTS

On August 25, 1999, the Company signed a new thirty-six month office lease, commencing on February 1, 2000 with monthly payments starting at $1,858. The amounts due under this lease are as follows for the years ending December 31:

Due Dec. 31,
2000	$ 11,148
2001	23,495
2002	24,803
2003	2,076
$61,522

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

NOTE 9 – SUBSEQUENT EVENTS

The Company has entered into a Letter of Intent to acquire another subsidiary. Due diligence is in process. The Company is also negotiating a spin-off of its current operating subsidiary, Performance Brands, Inc.