Form 10QSB
period 2000-09-30
SKINTEK LABS INC
filed 2000-11-21
CIK 1096208

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2000

[  ]     Transition report under Section 13 or 15(d)  of the Securities Exchange
         Act of 1934 For the transition period from _________ to ________

                        Commission file number: 0-023532

                               SKINTEK LABS, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)

              Delaware                                    65-0636227
              --------                                    ----------
     (State or Other Jurisdiction of                    (I.R.S. Employer
      Incorporation or Organization)                   Identification No.)

                                959 Shotgun Road
                                Sunrise, FL 33326
                    (Address of Principal Executive Offices)

                                 (800) 555-8826
                (Issuer's Telephone Number, Including Area Code)

              ----------------------------------------------------

              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes       X                        No ___
                            ---

Applicable only to Corporate Issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.001 par value 9,127,187 shares outstanding as of November 13, 2000.

Transitional Small Business Disclosure Format:       Yes ___  No        X
                                                                       ---
                          PART 1. FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS.





                               Skintek Labs, Inc.
                                and Subsidiaries
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

   ASSETS

                                                                                    Sept. 30, 2000             Dec. 31, 1999
CURRENT ASSETS

     Cash                                                                  $            (307,873)      $            143,992

     Accounts Receivable                                                                 824,822                    324,270

     Inventory                                                                         1,917,063                  1,230,189

     Prepaid Expenses and Other                                                           30,933                     50,578

     Due from Stockholders                                                                81,689                    107,311

              TOTAL CURRENT ASSETS                                                     2,546,634                  1,856,340

PROPERTY AND EQUIPMENT, net                                                            1,343,597                  1,135,514

OTHER ASSETS                                                                             130,033                    149,086

                          TOTAL ASSETS                                     $           4,020,264       $          3,140,940
                                                                                    ===================         ===================
                                                                                    ===================         ===================

                 LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                 Sept. 30, 2000             Dec. 31, 1999

CURRENT LIABILITIES

     Accounts Payable                                                         $           535,453       $            397,413

     Payroll Taxes Payable                                                                207,856                     32,968


     Line of Credit                                                                       500,000                    100,000

     Notes Payable                                                                        525,847                  1,956,819

     Current Portion of Long Term Debt                                                      3,965

     Other Accrued Expenses                                                               103,755                     26,930

     Deferred Income Taxes                                                                 21,194                     21,194

          TOTAL CURRENT LIABILITIES                                                     1,898,070                  2,535,324

LONG TERM DEBT                                                                            141,181                    135,219

          TOTAL LIABILITIES                                                             2,039,251                  2,670,543

STOCKHOLDERS' EQUITY (DEFICIT)

     Common Stock, $0.001 Par Value, 50,000,000 Shares

          Authorized, 9,321,271 Shares Issued & Outstanding

          in 2000 and in 1999                                                               9,321                      9,321

     Preferred Stock, $0.001 Par Value, Non-Voting,

          1,000,000 Shares Authorized,

          0 Shares Issued & Outstanding                                                         -                          -

     Additional Paid in Capital                                                         2,756,164                  1,295,510

     Retained Earnings (Accumulated Deficit)                                             (634,970)                  (487,153)

     Stock Subscriptions Receivable                                                      (309,744)                  (374,287)

     Interest of Nonconverting Company Stockholder                                        160,242                     27,006

          TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                          1,981,013                    470,397

                 TOTAL LIABILITIES & STOCKHOLDERS'

                 EQUITY (DEFICIT)                                             $         4,020,264       $          3,140,940
                                                                                ====================           =================
                                                                                ====================           =================





                               Skintek Labs, Inc.
                                and Subsidiaries
                 Condensed Consolidated Statement of Operations
                                   (Unaudited)

                                                               For the Three Months Ended       For the Nine Months Ended

                                               Sept. 30, 2000            Sept. 30, 1999     Sept. 30, 2000            Sept. 30, 1999



SALES                                        $      2,089,690      $    1,489,318         $      5,319,575      $    3,964,742

COST OF SALES                                       1,277,205           1,042,479                3,442,302           2,707,677

         GROSS PROFIT                                 812,485             446,839                1,877,273           1,257,065

OPERATING EXPENSES

     Selling and Marketing                            164,537             126,389                  403,291             311,907

     Research and Development                               -               1,500                    2,835               4,111

 General and  Administrative                          609,909             387,487                1,504,533           1,109,718


          TOTAL OPERATING EXPENSES                    774,446             515,376                1,910,659           1,425,736


          INCOME (LOSS) FROM

          OPERATIONS                                   38,039             (68,537)                 (33,386)           (168,671)

OTHER INCOME AND EXPENSE

     Miscellaneous Income                                   -              86,941                      160              57,597

     Interest Income                                    1,126               1,061                    3,447               2,738

     Interest Expense                                 (55,249)           (140,307)                (118,038)           (104,867)

          TOTAL OTHER INCOME (EXPENSE)                (54,123)            (52,305)                (114,431)            (44,532)

          NET INCOME (LOSS) BEFORE

          PROVISION FOR INCOME TAXES                  (16,084)           (120,842)                (147,817)           (213,203)

Provision for (Benefit from) Income Taxes                   -                   -                        -              58,103

             NET INCOME  (LOSS)              $        (16,084)     $     (120,842)        $       (147,817)     $     (155,100)
                                                  ============      ==============          ================      ==============
                                                  ============      ==============          ================      ==============

COMMON SHARE

     Basic                                   $          (.002)     $        (.013)        $          (.016)     $        (.019)
                                                 =============      ==============          ================       =============
                                                 =============      ==============          ================       =============
     Diluted                                 $          (.002)     $        (.013)        $          (.015)     $        (.019)
                                                 =============      ==============          ================       =============
                                                 =============      ==============          ================       =============


SHARES USED IN COMPUTING

NET INCOME (LOSS) PER

COMMON SHARE

     Basic                                          9,321,271           9,253,775                9,321,271           8,251,248
                                                =============       ==============          ===============       ==============
                                                =============       ==============          ===============       ==============
     Diluted                                       10,321,271           9,416,819               10,043,899           8,306,193
                                                =============       ==============          ===============       ==============
                                                =============       ==============          ===============       ==============





                               Skintek Labs, Inc.
                                and Subsidiaries
                 Condensd Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                 For the Nine Months Ended

                                                                 Sept. 30, 2000            Sept. 30, 1999
CASH FLOWS FROM OPERATING

ACTIVITIES:

     Net Income (Loss)                                         $        (147,817)        $       (155,100)

     Adjustments to Reconcile Net Income

       (Loss) to Net Cash Provided by

       (Used in) Operating Activities

        Depreciation and Amortization                                    204,710                   94,428

        Increase in Accounts Receivable                                 (500,552)                (263,514)

        Increase in Inventory                                           (686,874)                (296,614)

        Decrease in Prepaid Expenses and Other                            19,645                   71,450

        Decrease (Increase) in Security Deposits                          17,425                  (36,898)

        Increase (Decrease) in Accounts Payable                          138,040                  (74,933)

        Increase (Decrease) in Payroll Taxes Payable                     174,888                   (1,648)

        Increase in Other Accrued Expenses                                76,825                   83,159

        Decrease in Deferred Income Taxes                                                         (58,414)

             NET CASH USED IN


             OPERATING ACTIVITIES                                       (703,710)                (638,084)

CASH FLOWS FROM INVESTING


ACTIVITIES:

     Loan Repayments from Stockholders (Net)                              25,622                    1,069

     Purchases of Property and Equipment                                (410,745)                (316,558)

     Purchases of Intangible Assets                                         (420)                  (1,717)

             NET CASH USED IN

             INVESTING ACTIVITIES                                       (385,543)                (317,206)

CASH FLOWS FROM FINANCING

ACTIVITIES:

     Proceeds from Stockholders' Contributions                         1,593,890

     Proceeds from Payments on Stock Subscriptions                        64,543

     Proceeds from (Principal Payments on)                            (1,030,972)                 807,165

       Notes Payable (Net)                                                 9,927                    9,436

     Proceeds from Sale of Common Stock                                                           125,180

             NET CASH PROVIDED BY

             FINANCING ACTIVITIES                                        637,388                  941,781

NET INCREASE (DECREASE) IN CASH                                         (451,865)                 (13,509)

CASH, BEGINNING OF PERIOD                                                143,992                   65,522

CASH, END OF PERIOD                                            $        (307,873)        $         52,013
                                                                   ===============            ================
                                                                   ===============            ================


SUPPLEMENTAL DISCLOSURES OF CASH

FLOW INFORMATION

     Cash paid during the period for:

        Interest                                               $         118,038         $        104,867
                                                                  ================              ===============
                                                                  ================              ===============
        Income Taxes                                           $               0         $          7,424
                                                                  ================              ===============
                                                                  ================              ===============






                       SKINTEK LABS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



1.       Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with Notes to Financial Statements contained in the Company's latest Form 8-K. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

The accompanying financial statements retroactively reflect the consolidation of Ultimate Warlock, Inc., which was acquired by the Company on September 13, 2000, as if the acquisition took place on January 1, 1999.

                           FORWARD LOOKING STATEMENTS

To the extent that financial information and management discussion and analysis of financial conditions and results of operation contain forward looking statements, such statements involve risks and uncertainties which could cause the Company's actual result to differ materially from the anticipated results discussed herein. Factors that might cause such a difference include, but are not limited to, changes and demands of the Company's products and services, changes in the level of operating expenses, competitive conditions, and product supply, and the failure of the Company to successfully integrate the operations of Ultimate Warlock, Inc. You are cautioned not to place undue reliance on the forward-looking statements made herein.

Item 2.  MANAGEMENT DISCUSSION AND ANALYSIS OF PLAN OF OPERATION.

The following discussion and analysis should be read in conjunction with the Financial Statements and notes thereto appearing elsewhere herein.

General.

On September 13, 2000, the Company acquired 91% of the outstanding common stock of Ultimate Warlock, Inc. in exchange for 3,400,000 shares of its common stock. Ultimate Warlock, Inc. manufactures and sells world-class high performance powerboats.

Results of Operations.

For the period ended September 30, 2000 compared to the period ended September 30, 1999:

Net Sales. Net sales of $2,089,690 for the quarter ended September 30, 2000, increased $600,372 or 39% over net sales of $1,489,318 for the quarter ended September 30, 1999. Year to date net sales of $5,319,575 for the period ended
September 30, 2000, increased $1,354,833 or 34% over the same period in 1999. This year-to-date increase is due to increased sales of powerboats due to an improved and expanded dealer network.

Gross Profit. The gross profit for the quarter ended September 30, 2000, was $812,485. This is an increase in profits of $365,646 over the third quarter of 1999 gross profit of $446,839. Gross profit for the first nine months of 2000 was $1,877,273 compared to gross profit of $1,251,065 for the first nine months of 1999. The increase in both comparison periods can be attributed to the increase in sales of powerboats.

Sales and Marketing Expenses. Sales and marketing expenses increased for the quarter ending September 30, 2000. Sales and marketing expenses of $164,537 were $38,148 or 30% higher than for the quarter ended September 30, 1999. For the 9 months ended September 30, 2000, sales and marketing expenses were $403,291, an increase of $91,384 or 30% higher than for the 9 months ended September 30, 1999. Such increases are related to the Company's increased national television advertising through the American Powerboat Association racing.

General and Administrative Expenses. General and administrative expenses for the third quarter of 2000 were $609,909, an increase of $220,922 or 57% higher than the quarter ended September 30, 1999. General and administrative expenses of $1,507,368 for the 9 months ended September 30, 2000, increased $393,539, or 35% over the 9 months ended September 30, 1999. The increases in both periods relate to increase in legal and accounting fees related to the Company's status as a public company and its acquisition of Ultimate Warlock, Inc.

Net Income (Loss). The Company's net loss of ($16,084) for the 3 months ended September 30, 2000 is a favorable change of $104,758 over the net loss of ($120,842) for the 3 months ended September 30, 1999. For the 9 months ended September 30, 2000, the Company's net loss of ($147,817) was a favorable change of $7,283 over the net loss of ($155,100) for the 9 months ended September 30, 1999. The decrease in net loss for both periods are attributable to the Company's increased sales of powerboats.

Liquidity and Capital Resources.
-------------------------------

The Company's working capital as of September 30, 2000, was $648,564. This compares to ($678,984) for the period ended September 30, 1999. Such change is due to a decrease in current liabilities and an increase in inventory and accounts receivable.

The Company's current liabilities as of September 30, 2000 were $1,898,070, a decrease of $637,254 from December 31, 1999, and reflect the Company's payment of certain of its debt.

The Company's accounts receivable as of September 30, 2000, was $824,822. This represents an increase of $500,552 or 37% over accounts receivable as of December 31, 1999. This increase is primarily attributed to the change in the mix of dealer and retail sales of powerboats. Generally, Payment from dealers is not due until 10 days after delivery.

The Company's inventory as of September 30, 2000, was $1,917,063. This represents an increase of $686,874 or 56% over inventory as of December 31, 1999. The increased sales of powerboats have necessitated that the Company increase its inventory of powerboats and parts.

As the Company's sales of its powerboat grows the Company anticipates that it will experience cash flow problems related to such sales from time to time. The Company is hopeful that it will be able to obtain banking financing to cover such cash flow shortages.

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

                  27   Financial Data Schedule filed herewith

(b) Reports on Form 8-K: Form 8-K filed on September 22, 2000, covering Items 1, 2, and 7.






                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    November 21, 2000                SKINTEK LABS, INC.

                                       By: /s/ Carter Read
                                       -------------------------------------
                                               Carter Read, President

                                       By: /s/ Richard S. Granville
                                       -------------------------------------
                                               Richard S. Granville,
                                               Chief Financial Officer/Treasurer


THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRATED FROM THE BALANCE SHEET AND STATEMENT OF OPERATIONS AS OF SEPTEMBER 30, 2000, AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.