Form 10KSB
period 2000-12-31
SKINTEK LABS INC
filed 2001-03-28
CIK 1096208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1994
For the transition period from _______ to _______

COMMISSION FILE NUMBER: 0-027565

SKINTEK LABS, INC.
(Name of Small Business Issuer in Its Charter)

Delaware	65-0636227
(State or Other Jurisdiction of Incorporation or Organization	(IRS Employer Identification Number)

959 Shotgun Road, Sunrise, FL	33326
(Address of Principal Executive Offices)	(Zip Code)

800-555-8895
(Issuer's telephone number)

Securities registered under Section 12 (b) of the Act:
NONE
(Title of class)

Securities registered under Section 12 (g) of the Exchange Act:
COMMON STOCK, PAR VALUE $.001
(Title of class)

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to the filing requirements for the past 90 days. Yes [X] No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer’s revenues for its most recent fiscal year: $1,032,655

At March 20, 2001 there were 5,921,271 shares of the issuer's Common Stock issued and outstanding. Affiliates of the Issuer own 3,321,666  shares of the Issuer’s issued and outstanding common stock and the remaining 2,599,605 shares are held by non-affiliates. The market value of the shares held by non-affiliates is $389,941 based upon the average bid and asked price of $.15 on March 20, 2001. (*)

DOCUMENTS INCORPORATED BY REFERENCE:

There are no documents incorporated by reference in this Annual report on Form 10-KSB except for certain previously filed exhibits identified in Part III, Item 13. Reference is made to previously  filed Annual Reports and Quarterly Reports of the Registrant. (*) Affiliates for the purposes of this Annual Report refer to the officers, directors and/or persons or firms owning 5% or more of Issuer’s common stock, both of record and beneficially.

FORWARD LOOKING STATEMENTS: THIS FORM 10-KSB AND OTHER STATEMENTS ISSUED OR MADE FROM TIME TO TIME BY SKINTEK LABS, INC. OR ITS REPRESENTATIVES CONTAIN STATEMENTS WHICH MAY CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "ACT") AND THE SECURITIES EXCHANGE ACT OF 1934 (THE "EXCHANGE ACT") BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. 15 U.S.C.A. SECTIONS 77Z-2 AND 78U-5 (SUPP. 1996). THOSE STATEMENTS INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF THE COMPANY’S MANAGEMENT AS WELL AS THE ASSUMPTIONS ON WHICH SUCH STATEMENTS ARE BASED. PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS CURRENTLY KNOWN TO MANAGEMENT THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN FORWARD-LOOKING STATEMENTS ARE SET FORTH IN THE SAFE HARBOR COMPLIANCE STATEMENT FOR FORWARD-LOOKING STATEMENTS INCLUDED AS EXHIBIT 99.1 TO THIS FORM 10-KSB, AND IS HEREBY INCORPORATED HEREIN BY REFERENCE.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Organization

Skintek Labs, Inc., a Colorado corporation, was incorporated on December 13, 1994 under the name Biologistics, Inc. to engage in the business of clinical consulting, contract packaging and labeling services for clinical studies. Biologistics, Inc. never commenced business operations. On April 22, 1997, as a result of a merger on March 19, 1997 of Biologistics, Inc. into its wholly-owned subsidiary, a Delaware corporation, the successor entity also named Biologistics, Inc. became a Delaware corporation.

Performance Brands, Inc. was incorporated on September 21, 1995, under the laws of the State of  Florida. Performance Brands is engaged in the wholesale and retail distribution and sale of a variety of products for the skin-care market. See "Business-Operations" below. On March 31, 1999, Biologistics, Inc. incorporated as a wholly-owned subsidiary, PBI Acquisition Corp. ("PBI") for the purpose of entering a merger with Biologistics, Inc. and on the same date, Performance Brands, Inc. merged with and into PBI. In connection with this merger agreement, Biologistics, Inc. changed its name to Skintek Labs, Inc. (which is referred to hereinafter, the "Company"). The Company is sometimes referred to herein as "we", "us", "our" and other phrases as appropriate. This merger involved the exchange of shares, pursuant to which the sole shareholders of Performance Brands, Inc., Stacy and Cathy Kaufman, exchanged all of their capital stock of Performance Brands, Inc. for shares of the Company's common stock. This exchange was accounted for as a reverse purchase for reporting and accounting purposes. See the Consolidated Financial Statements of the Company and its subsidiary, Performance Brands, Inc., which are attached hereto as Part II, Item 7.

The Company and the Industry

The Company's predecessor, Performance Brands, Inc., has been in business since 1995, engaged in the sale of products for skin fitness, self-tanning, sun protection and nutrition. Hereinafter, Performance Brands, Inc. and its business operations shall be referred to as the "Company". The skin fitness, self-tanning and sun protection business is part of the Sun and Body Care Industry, which has been a growing industry. While the nutritional industry continues to grow as well. The Company's products are sold though specific classes of trade: i.e. direct mail, drug chains, mass market outlets, health food stores, gyms, and tanning, nail and hair salons, as well as private label sales.

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

The Company's ability to compete will also be dependent upon its success in establishing itself in the field of SPF soaps/body washes, of which there can be no assurance. Sunscreens have been used as a major ingredient in face creams for several years by major manufacturers, which entities will be in position to compete with the Company. With respect to the Company's professional skin fitness line, sold in gyms and health food stores, the Company has one principal competitor, Jan Tana. Notwithstanding the belief of the Company that it will be able to successfully compete, there can be no assurance that it will be able to compete with any entities that have established presence in the markets in which the Company seeks to compete.

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

The Company is dependent upon its ability to generate operating revenues and/or other sources of revenues, whether debt or equity, in order to fulfill its plan for its sales and marketing budget. Further, the Company to date has not confirmed the availability of any debt or equity financing or the terms of any such financing, if available.

The Bar and Liquid Soap Industry

Total 1997 sales of bar soaps for all retail outlets in the country were $1.4 billion, a slight drop of 4% from the prior year. However, the sales of other soaps and cleansers (body washes) increased 33% during that year to $670 million. The current trend in the industry is to liquid soaps. Until three years ago, most Americans relied on bar soaps and wash clothes for their personal cleansing needs. Today, approximately one- quarter have already changed the way they bathe, using body washes and cleansing puffs instead. Introduced in 1994, they have become the fastest growing trend in the personal cleansing category. According to an article in the October, 1997, Soap/Cosmetics/Chemical Specialties, "The rising popularity of the body wash can be attributed to two things-body washes are cleaner and more convenient to use in the shower or bath and they simplify the skin care process by combining the cleansing and moisturizing steps."

The significant growth pattern of body washes has attracted a variety of products from many manufacturers, including the long- established and financially strong companies such as Cheesebrough-Pond's(TM), Gillette(R), Procter & Gamble(R), and Lever Bros(R). The industry also includes established smaller producers such as Tom's of Maine(R) and Freeman Cosmetics(R), which have also entered and become competitive in the specialized body wash products into the market.

Sources of Supply

The component ingredients for the Company's products are manufactured by third parties. The Company does not believe that it is dependent upon any single manufacturer, and that other sources of supply would be available, if necessary. At present, Cosmetic Corporation of America, located in Medley, FL ("CCA"), the prime filler for the new product line, is estimated by the Company to be operating at significantly less than capacity and the Company believes that it will be able to continue to utilize the services and components from CCA for the foreseeable future. The Company also sources other manufacturers, including Custom Manufacturing Corporation, Medley, FL, Farmanatural, Davie, FL, Five Star Brands LLC, Grand Rapids, MI and D'Arcy Revolutionary Skincare, Boca Raton, FL.

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

Sales, Marketing and Distribution of Products The Company's products are sold through a variety of retail outlets, including drug chains, grocery/supermarkets, health food stores, and tanning nail and hair/beauty salons, among other outlets. The Company owns the following registered or trademarked proprietary names: ProTan(R), SOAPSCREEN(R), Sunscreen Barrier System(R), Earthen Naturals(TM), Earthen Treasures(TM), Beauty Bites(TM), and Meta Slim 2000(TM), Slim Tan(TM), Quick Tan(TM). In addition, the Company has a patent pending and several PCT patents pending for its liquid body wash and sunscreen compositions. The Company presently is marketing and selling products under the names ProTan(R), SOAPSCREEN(R), System(R), Earthen Naturals(TM), Earthen Treasures(TM), and plans to commence marketing efforts under the trade names, Beauty Bites(TM) and Meta Slim 2000(TM). There can be no assurance that the Company will be able to generate market acceptance for the new products or be able to continue to develop and grow the market for existing products. The Company also utilizes approximately fifty wholesale distributors to market and sell its products, which distributors also inventory, ship and bill the Company's customers directly, as part of their distribution services.

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

Generally Recognized as Safe is a category of food additives established in 1958 by the Food and Drug Administration as part of a revised Food, Drug, and Cosmetic Act of 1938. The original Generally Regarded as Safe list included approximately 700 food additives that had "stood the test of time", meaning that they had been subject to human use and or consumption and were believed to be harmless. A current revision by the FDA to reevaluate and reclassify all Generally Regarded as Safe additives is underway, with the potential for the FDA banning any additives deemed hazardous. While the FDA governs the GRAS standards, the ongoing revisions are specifically related to the raw materials which are additives, not to the finished cosmetic product, which the Company's products are considered.

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

ITEM 2. DESCRIPTION OF PROPERTY

The Company presently leases approximately 5,400 square feet of executive office space at 959 Shotgun Road, Sunrise, FL, for $3,100 per month. The condition of the Company's leased facilities in Sunrise, FL are excellent, and are sufficient for its use for the foreseeable future. The Company, as noted above, also has available from third party manufacturers of the components used to manufacture the Company's products and the manufacturer/suppliers of the packaging for its products the use of storage space to store such components and materials at no cost. This arrangement is also adequate for the Company's purposes for the foreseeable future. For the foreseeable future, the Company's business will not require any additional space for such uses as packaging, distribution or storage. The Company previously leased approximately 6,000 square feet of space in Plantation, FL. at a monthly rate of $3,500. However, the present facility provides a more centralized distribution area for more efficient delivery to the Company's customer base.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any litigation that is material. During the year ending December 31, 1998, the Company contracted for $104,245 an advertising company. The Company believes that the advertising company did not fulfill its obligations as contracted, and the Company therefore refused to pay the amount. In January 2001, the United States District court, Southern District of New York dismissed the suit, and the debt was settled for $25,000, resulting in legal settlement income of $79,245. During the year ending December 31, 1999, a model for a Company promotion sued the company for compensation from the product line advertised. In January 2001, this matter was settled for $15,000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(A) MARKET INFORMATION

The Company's common stock is traded over-the-counter in what is referred to as the OTC:Bulletin Board. As of March 20, 2000 there were 6 market makers in the Company's stock. The following information with respect to the high and low market prices was obtained from the Company's records. The Company's shares on May 12, 1999 had a 1 for 6 reverse split, and the table below reflects such information.

	High	Low
CALENDAR 1998
First Quarter Ended March 31,	$4.13	$2.75
Second Quarter Ended June 30,	$3.75	$2.00
Third Quarter Ended September 30,	$3.38	$2.63
Year Ended December 31,	$1.50	$0.31

CALENDAR 1999
First Quarter Ended March 31,	$4.25	$0.19
Second Quarter Ended June 30, (*)	$4.25	$0.19
Third Quarter Ended September 30,	$2.38	$1.12
Year Ended December 31,	$1.44	$0.19

CALENDAR 2000
First Quarter Ended March 31,	$2.13	$0.88
Second Quarter Ended June 30,	$2.37	$1.37
Third Quarter Ended September 30,	$3.75	$1.73
Year Ended December 31,	$2.56	$0.62

CALENDAR 2001
Period Ending March 20	$0.62	$0.14
(*) On July May 12, 1999, we had a 1 for 6 reverse stock split and the price of the shares reflects this share recapitalization.

(B) HOLDERS

As of March 28, 2001 there were 228 holders of the Company's common stock.

(C) DIVIDENDS

We have never paid any of dividends on our Common Stock, have no funds from which to pay dividends and do not intend to pay dividends for the foreseeable future. We intend to retain earnings, if any, to finance the development and expansion of our business. Payment of dividends in the future will depend, among other things, upon our ability to generate earnings, its need for capital and its overall financial condition.

RECENT SALES OF UNREGISTERED SECURITIES

The following information is given with regard to unregistered securities sold by the Company during the past three years, including the dates and amounts of securities sold; the persons or class of persons to whom we sold the securities; the consideration received in connection with such sales and if the securities were issued or sold other than for cash, the description of the transaction and the type and amount of consideration received. The number of restricted shares sold reflects a 1 for 6 reverse split On May 12, 1999.

Date	Title	Amount of Securities Sold	Persons	Cash or Non Cash Consideration
11/10/98	Common Stock	164,667 Shares	Private Investors (1)	$82,333 in Cash at $2.00 per share.
11/11/98	Common Stock	208,333 Shares	Consultant (2)	Services valued at $104,166.
03/31/99	Common Stock	1,833,333 Shares	Private Investors (3)	$541,666 in Cash at $3.38 per share.
07/06/99	Common Stock	1,034,933 Shares	Private Investors (4)

$517,466.50 in promissory note. $242,095 of this amount is due in cash payable to the Company. The balance of $275,371.50 shall be satisfied by the return to the Company, at $.50 per share (550,743 shares)

08/31/99	Common Stock	500,000 Shares	Stacy Kaufman (4)	Pursuant to an Incentive Stock Option Plan.
05/31/00	Common Stock	500,000 Shares	Stacy Kaufman (4)	Pursuant to an Incentive Stock Option Plan

(1) The issuance and sale of the restricted shares to the private investors were based upon Section 4 (2) under the Act. The calculation of the sale price of restricted shares was arbitrary and was not based upon any active trading market in the Company’s Common Stock. There was no liquidity applicable to the Company’s Common and no independent basis to price the shares.

(2) The issuance and sale of the restricted shares to the private investors were based upon Section 4 (2) under the Act.

(3) The issuance and sale of the restricted shares to the private investors were based upon Section 4 (2) under the Act. The calculation of the sale price of restricted shares was arbitrary and was not based upon any active trading market in the Company’s Common Stock. There was no liquidity applicable to the Company’s Common and no independent basis to price the shares.

(4) The 1,000,000 shares which are subject to issuance to Mr. Kaufman underlie an option granted in connection with his 1999 employment agreement. To date, Mr. Kaufman has not exercised the option and such underlying shares have not been issued. Any  issuance and sale of the restricted shares to Mr. Kaufman under the option would be based upon Section 4 (2) under the Act.

ITEM 6. MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION

Results of Operations

During the Company's fiscal years ended December 31, 2000 and 1999, respectively, the Company generated sales of $1,032,655 and $1,014,997, respectively. The reason for the stagnation in sales from fiscal 1999 to 2000 was principally due to efforts of the management to control operating expenses. This resulted in declining expenditures for advertising which decrease from $118,513 in 1999 to 33,920 in 2000. The Company believes this may have had a negative impact on our sales during the year 2000.

Reference is made to Note 10-Going Concern, to the Notes to Consolidated Financial Statements. As shown in the accompanying financial statements, the Company incurred a net loss from operations of $100,862 during the year ended December 31, 2000 after a net loss of $227,239 during the year ended December 31, 1999. Currently, the accounts payable exceed the accounts receivable by $76,890, and the sales were basically flat from 1999 to 2000. Those factors as well as the uncertain conditions of future capital contributions to the Company create an uncertainty about its ability to continue as a going concern. The Company is actively seeking funding. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

We commenced marketing of the Company's new product, SOAPSCREEN(R), following the completion of clinical testing, patent registration and packaging. The SOAPSCREEN(R) product accounted for approximately 25% of our sales in 2000 compared to 15% of our sales in 1999. The Company also generated sales of its new Slim Tan(R) product and increased sales of its existing Pro-Tan(R) product line. In addition, the Company has developed and introduced several private label products for key customers that generated orders during the 1999 fiscal to increase sales. Private label sales accounted for approximately 20% of our sales in 2000 or approximately the same level as in 1999. The Company also experienced additional sales in 2000 from its ProTan(R) and SlimTan(R) products.

Notwithstanding the Company's stagnating sales during the year 2000 from SOAPSCREEN(R) and from private label products, the Company does not believe that it shall be dependent upon any single product for a material percentage of its sales during the year 2001 because it is in the process to continue to introduce new products and expand existing product lines. The Company experienced delays in the introduction of these new products because of negative cash flow from operations and decreasing cash flow from financing activities, which decreased from $450,265 during 1999 to $68,219 during 2000.

The Company incurred a net loss of $34,047 ($0.01 per Share) during 2000 compared to a net loss of $185,822 ($0.04 per Share) during 1999. The Company's net loss for the year ended December 31, 2000 decreased by 82% from the prior year principally as a result of declining operating expenses.

The Company's selling, general and administrative expenses were $544,674 in 2000 compared to $657,528 in 1999. Our selling expense declined from $254,960 in 1999 to and $146,365 in 1998 and our administrative expense declined from $266,891 in 1999 to $246,428 in 2000.

The Company was able to keep its selling, general and administrative expenses from increasing significantly by: using outside personnel for selling efforts; by eliminating the need for temporary personnel, which in prior periods were used to office and warehouse operations; and from increased experience of the Company's staff and employees. The Company may consider to increase the number of personnel during 2001 if it can increase its sales. However, there can be no assurance as to the timing or amount of sales growth during 2001 or any subsequent period.

The Company's general expense increased from $135,677 in 1999 to $151,881 in 2000. This increase resulted primarily from the costs associated with being a public company and fees related to compliance with SEC reporting requirements under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

The Company, at December 31, 2000 had current assets of $300,157, compared to current assets of $355,276 at December 31, 1999. The decrease in current assets is the result of decreased accounts receivable, from $47,679 in 1999 to $24,861 in 2000, decreased inventory from $192,539 in 1999 to $169,256, decreased amount due from stockholder from $107,311 in 1999 to $87,430 in 2000. The Company's accounts receivable are all current and collectible, with no return privileges, and the inventory is all ready for sale. The Company's sales policies do not provide any customers with any return privileges and sales are not contingent. The Company's total assets decreased from $411,533 in 1999 to $373,290 at December 31, 2000.

The Company's stock subscriptions receivable are fully collectible, and the Company reasonably expects to collect this amount during the fiscal year 2001 as well as the amount due from stockholders. During the year ended December 31, 2000, a merger consultant reduced his stock subscription receivable by $72,293.

The Company's current liabilities declined from $241,202 at December 31, 1999 to $158,231 at December 31, 2000 because the Company reduced its accounts payable by 123,103. The Company settled two suits and made a provision for settlement payments in the amount of $40,000. See Note 3 to the Notes to Consolidated Financial Statements).

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

The season for the Company's sun protection products is from January through August. The Company believes that as it is broadening its product line, it should be able to increase the use of its products year round. Material events that would effect the Company's financial condition relate directly to the market acceptance for existing and new products. Any decline in acceptance would adversely effect the Company's ability to increase its distribution, which in turn would increase its sales. The Company's liquidity and future success shall be dependent upon the market acceptance of the Company's proprietary liquid body wash with sunscreen, which the Company believes is the only product of its kind on the market. The Company recently introduced the Beauty Bites snack bar into the professional salon arena, which has received initial market acceptance as the product's quality and uniqueness. Initial sales have begun and the Company expects to continue at a steady pace. The participation of trade shows throughout the year along with the publicity campaign should make ease of entry into salons more accessible. However, there can be no assurance that the Company will be successful in launching the above products and continuing to achieve growth in sales levels.

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

ITEM 7. FINANCIAL STATEMENTS

Set forth below are the audited financial statements for the Company for the year ended December 31, 2000 and 1999.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of
Skintek Labs, Inc.
Sunrise, Florida

We have audited the accompanying consolidated balance sheets of Skintek Labs, Inc. and Subsidiary (the Company) as of December 31, 2000 and December 31, 1999, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements give retroactive effect to the merger of Skintek Labs, Inc. and Performance Brands, Inc. (the Subsidiary), which has been accounted for as a reverse purchase as described in Note 1 of the accompanying notes to consolidated financial statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Skintek Labs, Inc. and Subsidiary at December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company has suffered significant losses from operations during the last two years that raises substantial doubt about its ability to continue as a going concern.

/s/ GRASSANO ACCOUNTING, P. A.
Boca Raton, Florida
February 28, 2001

SKINTEK LABS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2000 AND 1999

ASSETS	2000	1999
CURRENT ASSETS
Cash	$18,610	$7,747
Accounts receivable	24,861	47,679
Inventory	169,256	192,539
Due from Stockholders	87,430	107,311
TOTAL CURRENT ASSETS	300,157	355,276

Machinery and Equipment	30,960	28,860
Furniture and Fixtures	12,351	6,966
Office Equipment	19,193	16,148
Website	9,392	4,654
Leasehold Improvements	16,151	-
	88,047	56,628
Less Accumulated Depreciation	43,481	31,170
NET PROPERTY AND EQUIPMENT	44,566	25,458

OTHER ASSETS
Security Deposits	3,220	6,745
Patent and Trademarks (Less: Accumulated Amortization of
$1,895 in 2000 and $385 in 1999)	25,347	24,054
TOTAL OTHER ASSETS	28,567	30,799

TOTAL ASSETS	$373,290	$411,533

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$101,751	$224,854
Payroll Taxes Payable	776	4,694
Settlements Payable	40,000	-
Current Portion of Long-Term Debt	4,050	-
Note Payable	11,654	11,654
TOTAL CURRENT LIABILITIES	158,231	241,202

LONG TERM LIABILITIES
Long-Term Liabilities	6,482	-
TOTAL LIABILITIES	164,713	241,202
STOCKHOLDERS' EQUITY
Preferred Stock, $.001 Par Value, Non-Voting, 1,000,000 Shares
Authorized; None Issued and Outstanding	-	-
Common Stock, $.001 Par Value; 50,000,000 Shares
Authorized; 5,921,271 Shares Issued and Outstanding	5,921	5,921
Additional paid-in capital	1,022,731	1,202,731
Less: Stock Subscriptions Receivable	(301,994)	(374,287)
Retained earnings (accumulated deficit)	(518,081)	(484,034)
TOTAL STOCKHOLDERS' EQUITY	208,577	170,331
TOTAL STOCKHOLDERS' EQUITY AND LIABILITIES	$373,290	$411,533
The accompanying Notes to Consolidated Financial Statements are integral part of these Consolidated Financial Statements.

SKINTEK LABS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

	2000	1999

SALES	$1,032,655	$1,014,997
COST OF GOODS SOLD	588,843	584,708

GROSS PROFIT	443,812	430,289

OPERATING EXPENSES
Selling	146,365	254,960
General	151,881	135,677
Administrative	246,428	266,891
TOTAL OPERATING EXPENSES	544,674	657,528

INCOME (LOSS) FROM OPERATIONS	(100,862)	(277,239)

OTHER INCOME AND EXPENSES
Legal Settlements	64,245	-
Miscellaneous Income	-	38,351
Interest Income	4,227	5,280
Interest Expense	(1,657)	(2,214)
TOTAL OTHER INCOME (EXPENSE)	66,815	41,417

NET INCOME (LOSS) BEFORE PROVISION FOR
(BENEFIT FROM) INCOME TAXES	(34,047)	(185,822)

Provision for (Benefit from) Income Taxes	-	-

NET INCOME (LOSS)	$(34,047)	$(185,822)
NET INCOME (LOSS) COMMON STOCK:
Basic	$(.01)	$(.04)
Diluted	$(.01)	$(.04)

SHARES USED IN COMPUTING NET INCOME (LOSS) PER COMMON SHARE
Basic	5,921,271	5,123,921
Diluted	6,713,621	5,291,044
The accompanying Notes to Consolidated Financial Statements are integral part of these Consolidated Financial Statements.

SKINTEK LABS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

					Retained	Total
			Addi-	Stock	Earnings	Stock-
	Common Stock		tional	Subscrip-	(Accu-	holders'
	Number		Paid-in	tions	mulated	Equity
	of Shares	Amount	Capital	Receivable	Deficit)	(Deficit)

Balance, January 1, 1998	3,803,000	$3,803	$(22,642)	$-	$(298,212)	$(317,051)
March 31, 1999 converted $541,667 of merger consultant's note into
1,083,338 shares of common stock	1,083,338	1,083	540,584	-	-	541,667
Additional Merger Costs	-	-	(11,643)	-	-	(11,643)
July 6, 1999 issued 1,034,933 shares of common stock to merger consultant for $96,252 of consultant's
note and $392,287 cash due	1,034,933	1.035	516,432	(392,287)	-	125,180
Advances from merger consultant	-	-	-	18,000	-	18,000
Net loss	-	-	-	-	(185,822)	(185,822)
Balance, December 31, 1999	5,921,271	5,921	1,022,731	(374,287)	(484,034)	170,331
Advances from merger consultant	-	-	-	72,293	-	72,293
Net Loss	-	-	-	-	(34,047)	(34,047)
Balance, December 31, 2000	5,921,271	$5,921	$1,022,731	$(301,994)	$(518,081)	$208,577
The accompanying Notes to Consolidated Financial Statements are integral part of these Consolidated Financial Statements.

SKINTEK LABS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS YEARS ENDED DECEMBER 31, 2000 AND 1999

	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(34,047)	$(185,822)
Adjustments to Reconcile Net Income (Loss)
to Net Cash Used in Operating Activities:
Depreciation and Amortization	13,821	7,180
Decrease (Increase) in Accounts Receivable	22,818	(30,790)
Decrease (Increase) in Inventory	23,283	(109,440)
Decrease (Increase) in Income Taxes Receivable		28,948
Decrease (Increase) in Security Deposits	3,525	(1,860)
Increase (Decrease) in Accounts payable	(123,103)	(40,414)
Increase (Decrease) in Payroll Taxes Payable	(3,918)	(918)
Decrease in Income Taxes Payable	-	-
Increase in Settlements Payable	40,000	(9,000)
NET CASH (USED) PROVIDED IN OPERATING ACTIVITIES	(57,621)	(342,116)
CASH FLOW FROM INVESTING ACTIVITIES:
Loan Repayment from (Advances to) Stockholders (Net)	19,881	(46,544)
Purchases of Property and Equipment	(16,813)	(29,419)
Purchase of Intangible Assets	(2,803)	(24,439)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:	265	(100,402)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Note Payable	72,293	450,265
Principal payments on Long-Term Debt	(4,074)	-
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	68,219	450,265
NET INCREASE (DECREASE) IN CASH	10,863	7,747
CASH, BEGINNING OF PERIOD	$7,747	$-
CASH, END OF PERIOD	$18,610	$7,747
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,657	$2,214
Income Taxes	$0	$0

SUPPLEMENTARY DISCLOSURE OF NON-CASH OPERATING ACTIVITIES:
On March 31, 1999, $541,667 of merger consultant’s note was converted into 1,083,338 shares of common stock.

On July 6, 1999, $96,252 of merger consultant’s note was converted into 192,503 shares of common stock.  Also, an additional 842,430 shares of common stock were issued to the merger consultant for a subscription of $421,215.

On February 1, 2000, the Subsidiary financed the excess build-out of $14,606 on the new leased office and warehouse space with an unsecured promissory note with the landlord. See Note 5.)
The accompanying Notes to Consolidated Financial Statements are integral part of these Consolidated Financial Statements.

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

As described in Organization above, effective March 31, 1999, the Company acquired all of the common stock of Performance Brands, Inc. The business combination was accounted for as a purchase and accordingly, the Company’s financial statements have been presented to include the results of Performance Brands, Inc. as though the business combination occurred as of January 1, 1998. The May 12, 1999 reverse stock split (Note 4) was also presented as though it occurred on January 1, 1998.

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

Patent & Trademarks

During the year ending December 31, 1999, the Company paid $17,149 in patent fees and expenses and $7,290 for trademark fees and expenses. During the year ending December 31, 2000, the Company paid $605 in patent fees and expenses and $1,668 for trademark fees and expenses. Patents and trademarks are being amortized over seventeen years.

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

Advertising

Costs associated with advertising are expensed in the year incurred. Advertising expenses, which are comprised primarily of print media, were $33,920 and $118,513 for the years ending on December 31, 2000 and 1999, respectively.

Income Taxes

Since inception, the Company has maintained a fiscal year ending on each 31st day of December. Provisions for income taxes have not been presented as there is no taxable income after consideration of net operating losses, and there are no timing differences.

Earnings Per Common Share

The Company adopted Statement of Financial Accounting Standard No. 128 ("FAS 128"), Earnings Per Share for the period of these financial statements. Basic earning per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to the potential officer’s stock option of 500,000 shares of common stock as of August 31, 1999 and 500,000 shares as of May 31, 2000. The shares were also numbered as though the May 12, 1999 reverse stock split occurred on January 1, 1998.

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

NOTE 2 – DUE FROM STOCKHOLDERS

As of December 31, 1998, the stockholders owed the company $60,767. During the year ending December 31, 1999, the stockholders repaid $42,000 and borrowed an additional $83,264. Interest of $5,280 was accrued, resulting in a balance of $107,311 and evidenced by an unsecured promissory note at an interest rate of 6%, principal and accrued interest due on demand or on December 31, 2000.

During the year ended December 31, 2000, the stockholders repaid $50,000 and borrowed an additional $24,609. Interest of $5,510 was accrued, resulting in a balance of $87,430 and evidenced by an unsecured promissory note at an interest rate of 6% principal and accrued interest due on demand or on December 31, 2001.

NOTE 3 – SETTLEMENTS PAYABLE

During the year ending December 31, 1998, the Company contracted for $104,245 of advertising from a company. The advertising was not effective as contracted, and the Company refused to pay the amount. In January 2001, the United States District court, Southern District of New York dismissed the suit, and the debt was settled for $25,000, resulting in legal settlement income of $79,245.

During the year ending December 31, 1999, a model for a Company promotion sued the company for compensation from the product line advertised. In January 2001, this matter was settled for $15,000.

Both balances due, totaling $40,000, are being paid in installments in 2001. The net legal settlement income is $64,245.

NOTE 4 – NOTES PAYABLE

On September 1, 1996, the Subsidiary purchased a forklift for $12,954, financing $11,654 of the balance owed with a note secured by the forklift at an interest rate of 12%. The monthly installments are $338 through December 1, 1999. No payments have ever been made; consequently, the note is in default, although no demands for payment have ever been made.

During 1998 and 1999, a merger consultant advanced the Subsidiary $657,000 and paid an additional $118,095 in merger expenses for the Company. As of December 31, 1999, the Company had converted all of the consultant’s advances into common stock and had issued additional common stock to the consultant resulting in stock subscriptions receivable of $374,287. During the year ending December 31, 2000, the merger consultant paid $72,293, reducing the stock subscriptions receivable to $301,994.

NOTE 5 – LONG TERM DEBT

On August 25, 1999, the Subsidiary entered into a new lease agreement for office and warehouse space from February 1, 2000 through April 30, 2003. As part of the agreement, the Subsidiary agreed to repay the landlord $14,606 for leasehold improvements which exceeded the landlord’s obligation. The Subsidiary financed this repayment with an unsecured promissory note with thirty-nine payments of principal and interest at a rate of 8.5% per annum. The following shows the principal due for the years ending December 31:

2001	$ 4,050
2002	4,792
2003	1,690
$10,532

NOTE 6 – STOCK TRANSACTIONS AND OPTIONS

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

Stock Options

On March 30, 1999, the Company signed a convertible promissory note agreement with the aforementioned merger consultant (See Note 3.) in which all of the funds advanced to the Company and its Subsidiary are convertible into shares of the Company’s common stock: 2 shares of stock for every $1 advanced. As of December 31, 2000, 2,282,933 shares of common stock had been issued for $775,095 of advances.

On March 30, 1999, the Company entered into an employment agreement with the president and majority stockholder, in which was included an incentive compensation stock option plan. This plan allows the president to purchase up to 2,500,000 shares of common stock by March 29, 2009 when certain annual revenue levels are reached for the year ending December 31, 1999. The first level of revenue was reached as of August 31, 1999, and 500,000 shares were included in the diluted shares for the earnings per share calculation. The second level of revenue was reached as of May 31, 2000, and an additional 500,000 shares were included in the diluted shares for the earnings per share calculation.

NOTE 7 – PROVISION FOR (BENEFIT FROM) INCOME TAXES

As a result of the net losses for the years ended December 31, 2000 and 1999, provisions for income taxes are not required. As of December 31, 2000, the Company’s Federal and State NOL carryovers are as follows:

Federal	State
NOL Carryover Expiring 2013	$268,332	$447,428
NOL Carryover Expiring 2014	186,449	186,449
NOL Carryover Expiring 2020	29,883	29,883
	$484,664	$663,760

NOTE 8 – COMMITMENTS

The Subsidiary is obligated for an automobile lease which is properly treated as non-cancelable operating lease. The term of the lease is 36 months with monthly payments of $511. The amounts due under this operating lease are as follows for the years ending December 31:

2001	$6,132
2002	6,132
2003	2,044
$14,308

The Subsidiary leased new office and warehouse space beginning on February 1, 2000. The amounts due under this lease are as follows for the years ending December 31:

2001	$ 22,817
2002	24,095
2003	8,804
$ 55,716

NOTE 9 – SUBSEQUENT EVENT

On or about February 21, 2001, the Company rescinded its acquisition of Ultimate Warlock, Inc., ab initio, which was reported on the Form 8-K filed September 22, 2000. The Company has not reflected any effect from this transaction in its current financial statements, as no costs were incurred, and no information is relevant to the past or future operating results of the Company.

NOTE 10 – GOING CONCERN

As shown in the accompanying financial statements, the Company incurred a net loss from operations of $100,862 during the year ended December 31, 2000 after a net loss of $227,239 during the year ended December 31, 1999. Currently, the accounts payable exceed the accounts receivable by $76,890, and the sales were basically flat from 1999 to 2000. Those factors as well as the uncertain conditions of future capital contributions to the Company create an uncertainty about its ability to continue as a going concern. The Company is actively seeking funding. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

At present we have one executive officer and director. We contemplate that we will elect one or more additional directors and appoint additional officers in connection with a Business Combination transaction. Our director(s) are elected to serve until the next annual meeting of shareholders and until his (their) respective successors will have been elected and will have qualified.

The following table sets forth as the name, age and position held with respect to our sole director and executive officer:
Name	Age	Positions
Stacy Kaufman	36	President, Chief Executive Officer and Director

Officers serve at the discretion of the Board of Directors. The Company effective March 30, 1999 entered into a five year employment agreement with Stacy Kaufman. See Item 10. Executive Compensation below. The disclosure hereunder relates to the management of the Company and does not reflect the transaction with Ultimate Warlock, Inc. in September 2000 which was rescinded effective February 21, 2001, as if the transaction did not occur.

The Company also utilizes the services of a key outside consultant, Michael Dulak, as chief chemist, but has no employment agreement with Mr. Dulak.

Stacy Kaufman has served as President, Chief Executive Officer and a Director of the Company from its inception, having organized the Company in September, 1995. Mr. Kaufman serves the Company in a full time capacity. Mr. Kaufman formulated and developed SkinTek(R) brand of products in 1985 and developed the PRO TAN(R) instant tanning products in 1986. Mr. Kaufman has worked for the Company and its predecessor for more than the past five years. Effective March 30, 1999, the Company entered into a five (5) year executive employment agreement with Stacy Kaufman. See Item 10, Executive Compensation below.

Compliance with Section 16(a) of the Exchange Act. The Company became subject to the requirements of the Securities Exchange Act of 1934 in 1999 and its sole officer and director has informed the Company that he will file reports required by the Exchange Act following the filing of this Annual Report on Form 10-KSB for the year ended December 31, 2000.

Section 16(a) Beneficial Ownership Reporting Compliance:

Name of Officer/Director Forms Not Filed

Name of Officer/Director	Forms Not Filed
Stacy Kaufman	Form 3, 4 and 5

ITEM 10. EXECUTIVE COMPENSATION
					Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Award(1)	Securities Underlying Options/SAR	LTIP Payouts	All other compensation
		($)	($)	($)	($)	(#)	($)	($)
Stacy Kaufman, President and Chairman	2000	112,115	500,000(1)	0	0	0	0	0
Stacy Kaufman, President and Chairman	1999	101,923	500,000(1)	0	0	0	0	0
Stacy Kaufman, President and Chairman	1998	65,942	0	80,000	0	0	0	0
Cathy Kaufman Secretary, Treasurer	2000	16,000	0	0	0	0	0	0
Cathy Kaufman Secretary, Treasurer	1999	6,350	0	0	0	0	0	0
Cathy Kaufman Secretary, Treasurer	1998	0	0	0	0	0	0	0
(1) Based under the grant of options under the Company's 1999 Incentive Compensation Stock Option Plan, none of which have been exercised. The options are exercisable at $.50 per share.

Stacy Kaufman has served as the Company's chief executive officer and president during the respective years set forth above. On March 30 ,1999, the Company entered into a five (5) year executive employment agreement with Mr. Kaufman, which provides for annual base salary of $100,100, subject to an annual increase of 10%, a bonus based upon performance determined by the board of directors, consisting presently of Mr. Kaufman and his wife, Cathy Kaufman, and incentive compensation in the form of stock options, under the Company's 1999 Stock Option Plan. This plan provides for the right to purchase 2,500,000 shares ("Option Shares"), exercisable until the close of business on March 29, 2009, at an exercise price of $.50 per Option Share, which was in excess of 110% of the fair market value of the Company's shares on the date of the agreement and grant. The right to exercise the options shall be contingent upon the Company's receipt of revenues, as follows: if and when the cumulative revenues reach $700,000, the right to exercise 500,000 Option Shares; $1,540,000 in revenues, and additional 500,000 Option Shares; $2,548,000 in revenues, an additional 500,000 Option Shares; $3,757,600 in revenues, and additional 500,000 Option Shares, and $5,209,120, the last 500,000 in Option Shares. Cathy Kaufman has served as Secretary and Treasurer during the respective years set forth above and resigned on February 21, 2001.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Common Stock of SKNT as of February 25, 2001,   beneficially by each person owning more than 5% of such common shares and the directors and executive officers, and by all officers and directors, as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class Outstanding (1)
Common	Stacy Kaufman 1750 NW 65th Avenue Plantation, FL 33313	4,321,666 (2)	62.4%
Common	Cathy Kaufman 1750 NW 65th Avenue Plantation, FL 33313	3,033,333 (3)	43.8%
Common	All Officers and Directors as a Group (one person)	3,033,333 (2)	62.4%

(1) Based upon 6,921,271 shares at February 25, 2000, which includes 1,000,000 shares underlying options exercisable within 60 days in connection with Mr. Kaufman's employment agreement. At February 25, 2001 and the date of this Report, a total of 5,921,271 shares were issued and outstanding.

(2) Includes 3,033,333 shares jointly owned of record and beneficially by Stacy Kaufman and his wife, Cathy Kaufman, as JTWROS, and 288,333 shares solely owned of record and beneficially by Stacy Kaufman, with respect to which Cathy Kaufman disclaims any beneficial interest.

(3) A total of 3,033,333 shares are owned of record and beneficially by Stacy Kaufman and Cathy Kaufman, as JTWROS.

On March 30, 1999 the Company entered into an employment agreement with Stacy Kaufman, the Company's president and majority stockholder, in which was included an incentive compensation stock option plan. This plan allows the president to purchase up to 2,500,000 shares of common stock by March 29, 2009, provided that certain annual revenue levels were reached, beginning at December 31, 1999. Based upon this employment agreement, Mr. Kaufman has the right to exercise the  options to purchase a total of 500,000 shares at $.50 per share, based upon the Company having achieved cumulative sales revenues of $1,540,000.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During fiscal 2000 and 1999, the Company has had no transactions with related parties, except for the executive employment agreement between the Company and its president and chief executive officer, Stacy Kaufman. See the discussion following the table under Item 10. Executive Compensation above.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS
EXHIBIT NO.	DESCRIPTION
3.1	Articles of Incorporation (filed as Exhibits 3.1, 3.2 and 3.3 to the Company's Registration Statement on Form 10-SB/12g and incorporated herein by reference)
3.2	Bylaws (filed as Exhibit 3.4 to the Company's Registration Statement on Form 10-SB/12g and incorporated herein by reference)
10.1	Material Contracts-Consulting Agreements and Employment Agreement (filed as Exhibits to Registration Statements on Form 10-SB/12g and incorporated herein by reference)
23	Consent to include auditor’s report in Form 10-KSB
99.1	Save Harbor Compliance Statement for Forward-Looking Statements

DESCRIPTION OF EXHIBITS

EXHIBIT 23

Consent of Accountants

SKINTEK LABS, INC.
959 Shotgun Road
Sunrise, FL 33326
February 28, 2001

Re: Consent to include audit report in Form 10-KSB

Gentlemen:

We consent to the inclusion of our Independent Auditor's Report dated February 28, 2001, covering the financial statements for the years ended December 31, 2000 and December 31, 1999 contained in Form 10-KSB for Skintek Labs, Inc.

Yours truly,

GRASSANO ACCOUNTING, P.A.
/s/ Grassano Accounting, P.A.

EXHIBIT 99.1

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 SAFE HARBOR COMPLIANCE STATEMENT FOR FORWARD-LOOKING STATEMENTS

In passing the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), 15 U.S.C.A. Sections 77z-2 and 78u-5 (Supp. 1996), Congress encouraged public companies to make "forward-looking statements" by creating a safe harbor to protect companies from securities law liability in connection with forward-looking statements. Skintek Labs, Inc. ("the Company") intends to qualify both its written and oral forward-looking statements for protection under the Reform Act and any other similar safe harbor provisions.

"Forward-looking statements" are defined by the Reform Act. Generally, forward-looking statements include expressed expectations of future events and the assumptions on which the expressed expectations are based. All forward- looking statements are inherently uncertain as they are based on various expectations and assumptions concerning future events and they are subject to numerous known and unknown risks and uncertainties which could cause actual events or results to differ materially from those projected. Due to those uncertainties and risks, the investment community is urged not to place undue reliance on written or oral forward-looking statements of the Company. The Company undertakes no obligation to update or revise this Safe Harbor Compliance Statement for Forward-Looking Statements (the "Safe Harbor Statement") to reflect future developments.

The Company provides the following risk factor disclosure in connection with its continuing effort to qualify its written and oral forward-looking statements for the safe harbor protection of the Reform Act and any other similar safe harbor provisions. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include the following:

FORWARD LOOKING STATEMENTS

THIS FORM 10-KSB AND OTHER STATEMENTS ISSUED OR MADE FROM TIME TO TIME BY SKINTEK LABS, INC. OR ITS REPRESENTATIVES CONTAIN STATEMENTS WHICH MAY CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "ACT") AND THE SECURITIES EXCHANGE ACT OF 1934 (THE "EXCHANGE ACT") BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. 15 U.S.C.A. SECTIONS 77Z-2 AND 78U-5 (SUPP. 1996). THOSE STATEMENTS INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF THE COMPANY AND MEMBERS OF ITS MANAGEMENT TEAM AS WELL AS THE ASSUMPTIONS ON WHICH SUCH STATEMENTS ARE BASED. PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS CURRENTLY KNOWN TO MANAGEMENT THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN FORWARD-LOOKING STATEMENTS ARE SET FORTH IN THE SAFE HARBOR COMPLIANCE STATEMENT FOR FORWARD-LOOKING STATEMENTS INCLUDED AS EXHIBIT 99.1 TO THIS FORM 10-KSB, AND ARE HEREBY INCORPORATED HEREIN BY REFERENCE.

(B) REPORTS ON FORM 8-K

The Company filed a Form 8-K on March 7, 2001 disclosing that the contemplated changes in control of the Company in connection with the transaction with Ultimate Warlock, Inc., was rescinded effective February 21, 2001, ab initio, as if the transaction did not occur. See Note 9 to the Notes to Consolidated Financial Statements.  The transaction which was to take the form of a share exchange, was as reported in our Form 8-K dated September 22, 2000. We also filed a Form 8-K/A on November 15, 2000 in connection with the proposed transaction with Ultimate Warlock, Inc. Pursuant to the rescission, the interim management appointed by Ultimate Warlock resigned and the board of directors of the Company was reconstituted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Skintek Labs, Inc.

Stacy Kaufman, President, Chief Executive Officer
By: /s/ Stacy Kaufman
Plantation, FL
Dated: March 27, 2001