Form 10QSB
period 2001-03-31
SKINTEK LABS INC
filed 2001-05-21
CIK 1096208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-QSB

(Mark one)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission file number: 0-023532

SKINTEK LABS, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	65-0636227
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2700 North 29th Avenue, Suite 305, Hollywood, FL	33020
(Address of principal executive offices)	(Zip Code)

(954) 923-4438
(Issuer's telephone number)

9259 Shotgun Road, Sunrise, FL 33326
(Former address, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report (s), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common Stock, $.001 par value 11,921,271 shares outstanding as of May 10, 2001.

Transitional Small Business Disclosure Format: Yes __ No X

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Page
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets	2-3
Consolidated Statements of Operations and Accumulated Deficit	3-4
Consolidated Statements of Cash Flows	4
Notes to Consolidated Financial Statements	4

SKINTEK LABS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2001 (Unaudited) AND DECEMBER 31, 2000

	March 31, 2001	2000
ASSETS
CURRENT ASSETS
Cash	$13,555	$18,610
Accounts receivable	79,908	24,861
Inventory	150,452	169,256
Due from Stockholders	67,139	87,430
TOTAL CURRENT ASSETS	311,054	300,157

Machinery and Equipment	30,960	30,960
Furniture and Fixtures	12,351	12,351
Office Equipment	19,193	19,193
Website	9,392	9,392
Leasehold Improvements	16,751	16,151
	88,647	88,047
Less Accumulated Depreciation	46,247	43,481
NET PROPERTY AND EQUIPMENT	42,400	44,566

OTHER ASSETS
Security Deposits	3,220	3,220
Patent and Trademarks (Less: Accumulated Amortization of
$2,295 in 2001 and $1,895 in 2000)	24,947	25,347
TOTAL OTHER ASSETS	28,167	28,567

TOTAL ASSETS	$381,621	$373,290

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$127,131	$101,751
Payroll Taxes Payable	1,246	776
Settlements Payable	15,000	40,000
Current Portion of Long-Term Debt	4,529	4,050
Note Payable	11,654	11,654
TOTAL CURRENT LIABILITIES	159,560	158,231

LONG TERM LIABILITIES
Long-Term Liabilities	4,930	6,482
TOTAL LIABILITIES	165,490	164,713
STOCKHOLDERS' EQUITY
Preferred Stock, $.001 Par Value, Non-Voting, 1,000,000 Shares
Authorized; None Issued and Outstanding	-	-
Common Stock, $.001 Par Value; 50,000,000 Shares
Authorized; 11,921,271 Shares Issued and Outstanding at March 31;
5,921,271 Shares Issued and Outstanding at December 31, 2000	11,921	5,921
Additional paid-in capital	1,022,731	1,022,731
Less: Stock Subscriptions Receivable	(289,629)	(301,994)
Retained earnings (accumulated deficit)	(527,892)	(518,081)
TOTAL STOCKHOLDERS' EQUITY	211,131	208,577
TOTAL STOCKHOLDERS' EQUITY AND LIABILITIES	$381,621	$373,290
The accompanying Notes to Consolidated Financial Statements are integral part of these Consolidated Financial Statements.

SKINTEK LABS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

	2001	2000

SALES	$285,418	$295,221
COST OF GOODS SOLD	146,775	219,590

GROSS PROFIT	138,643	75,631

OPERATING EXPENSES
Marketing and Selling	43,155	62,977
General	38,784	39,227
Administrative	67,575	62,650
TOTAL OPERATING EXPENSES	149,514	164,854

INCOME (LOSS) FROM OPERATIONS	(10,871)	(89,223)

OTHER INCOME AND EXPENSES
Interest Income	1,314	1,328
Interest Expense	(254)	(205)
TOTAL OTHER INCOME (EXPENSE)	1,060	1,123

NET INCOME (LOSS) BEFORE PROVISION FOR
(BENEFIT FROM) INCOME TAXES	(9,811)	(88,100)

Provision for (Benefit from) Income Taxes	-	-

NET INCOME (LOSS)	$(9,811)	$(88,100)

RETAINED EARNINGS (ACCUMULATED DEFICIT),
BEGINNING OF PERIOD	$(518,081)	$(484,034)
RETAINED EARNINGS (ACCUMULATED DEFICIT),
END OF PERIOD	$(527,892)	$(572,134)

NET INCOME (LOSS) COMMON STOCK:
Basic	$(.00)	$(.01)
Diluted	$(.00)	$(.01)

SHARES USED IN COMPUTING NET INCOME (LOSS) PER COMMON SHARE
Basic	7,987,938	5,921,271
Diluted	8,987,938	6,421,271
The accompanying Notes to Consolidated Financial Statements are integral part of these Consolidated Financial Statements.

SKINTEK LABS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(9,811)	$(88,100)
Adjustments to Reconcile Net Income (Loss)
to Net Cash Used in Operating Activities:
Depreciation and Amortization	3,166	3,322
Decrease (Increase) in Accounts Receivable	(55,047)	(71,355)
Decrease (Increase) in Inventory	18,804	31,025
Decrease (Increase) in Security Deposits	-	(305)
Increase (Decrease) in Accounts payable	(25,380)	(20,357)
Increase (Decrease) in Payroll Taxes Payable	470	(2,212)
Increase in Settlements Payable	(25,000)	-
Increase in Due to Vendor	-	104,245
NET CASH (USED) PROVIDED IN OPERATING ACTIVITIES	(42,038)	(43,737)
CASH FLOW FROM INVESTING ACTIVITIES:
Loan Repayment from (Advances to) Stockholders (Net)	20,291	45,522
Purchases of Property and Equipment	(600)	(11,820)
Purchase of Intangible Assets	-	(686)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:	19,691	33,016
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Stock Subscriptions Receivable, net	18,365	8,000
Principal payments on Note Payable	(1,073)	(655)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	17,292	7,345
NET INCREASE (DECREASE) IN CASH	(5,055)	(3,376)
CASH, BEGINNING OF PERIOD	$18,610	$7,747
CASH, END OF PERIOD	$13,555	$4,371
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$254	$205
Income Taxes	$0	$0

SUPPLEMENTARY DISCLOSURE OF NON-CASH OPERATING ACTIVITIES:
In January 2000, the Subsidiary moved into its new office and warehouse facility. The build-out exceeded the allowance by $14,606. The Subsidiary agreed to repay the landlord by an unsecured promissory note with thirty-nine monthly payments of $429.95, principal and interest at the rate of 8.5%. See Note 3.
On March 16, 2001, the president of the Company purchased 6,000,000 shares of the Company’s common stock for $6,000 in stock subscriptions receivable.
The accompanying Notes to Consolidated Financial Statements are integral part of these Consolidated Financial Statements.

SKINTEK LABS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with Notes to Financial Statements contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

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

Item 2. Management’s Discussion and Analysis

Forward-Looking Statements; Market Data

We make forward-looking statements in the "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations, intentions and assumptions and other statements that are not historical facts. We generally intend the, words "expect", anticipate", "intend", "plan", "believe", "seek", "estimate" and similar expressions to identify forward-looking statements. Because these forward-looking statements involve risks and uncertainties, our actual results may differ materially from those expressed or implied by these forward-looking statements. All forward-looking statements in this Quarterly Report reflect our current views about future events and are based on assumptions and are subject to risks and uncertainties. Except as required by applicable law, including the securities laws of the United States, we do not intend to update or revise any forward-looking statements.

This Quarterly Report contains certain estimates and plans related to us and the industry in which we operate, which assumes certain events, trends and activities will occur and the projected information based on those assumptions. We do not know if all of our assumptions are accurate. In particular, we do not know if the current level of growth in our industry, and particularly in those markets in which we operate and shall seek to expand, will be sustained. If our assumptions are wrong about any events and trends, then our estimates for future growth may also be wrong. There can be assurances that any of our estimates related to our business growth will be achieved.

Results of Operations

Revenues: During the three month period ended March 31, 2001, we had sales of $285,418 compared to sales of $295,221 during the comparable period of 2000. The reason for the decrease in revenues during the period ended March 31, 2001 compared to the same quarter of the prior year was principally due to the cyclical nature of our business combined with seasonal impacts on the sale of our products.

Cost of Sales: Our cost of sales decrease from $219,590 during the three-months period ended March 31, 2000 to cost of sales of $146,775 during the period ended March 31, 2001. Our gross profit margin improved from 26% during the first quarter of 2000 to 48% during the period ended March 31, 2001.

Operating Expenses: We incurred total operating expenses of $ 149,514 during the period ended March 31, 2001 compared to total operating expenses of $164,854, or a decrease by 9.3%. Our marketing and sales expenses decline from $62,977 during the three-months period ended March 31, 2000 to $43,155 during the the period ended March 31, 2001. The higher marketing expenses during the period ended March 31, 20001 were mainly due to the introduction of a new product line during the first quarter of 2000.

Net Loss: We incurred a net loss of $ 9,811 during the period ended March 31, 2001 compared to a net loss of $88,100 during the three-months period ended March 31, 2000. The net loss for the quarter ended March 31, 2001 decrease by 89%. The decrease in the net loss is primarily due to a significantly improved gross profit margin during this quarter combined with insignificant changes in operating expenses and interest expenses.

Liquidity and Capital Resources

At March 31, 2001, we had current assets of $311,054 compared to current assets of $300,157 at December 31, 2000. Our current assets are mainly comprised of inventory. Our inventory declined by approximately 11% from year ended December 31, 2000. Accounts receivable increased from $24,861 at December 31, 2000 to $79,908 at March 31, 2001, an increase by 221%. We believe that our accounts receivable are all current and collectible, with no return privileges. Amounts due from stockholders decreased from $87,430 at December 31, 2000 to $67,139 at March 31, 2001. Our non-current assets decrease slightly from $44,566 at December 31, 2000 to $42,400 at March 31, 2001. Our total assets increase from $373,290 at December 31, 2000 to $381,621 at March 31, 2001.

During the first quarter of our current fiscal year, our current liabilities increased only marginally from $158,231 at December 31, 2000 to $159,560 at March 31, 2001. While our accounts payable increase from $101,751 at December 31, 2000 to $127,131 at March 31, 2001, we decreased our obligations under a settlement from $40,000 to $15,000. Our long-term debt decrease from $6,482 at December 31, 2000 to $4,930 at March 31, 2001. Our total liabilities did not change materially between December 31, 2000 and March 31, 2001. We had positive working capital of $151,494 at March 31, 2001.

Our net cash used in operating activities decrease from $43,737 during the three-months period ended March 31, 2000 to $42,038 during the period ended March 31, 2001. This use of cash during the period ended March 31, 2000 resulted from a net loss of of $9,811, a increase in accounts receivable and payments in connection with a settlement. Cash provided by investing activities was $19,691 compared to $33,016 during the same period in the prior year. We received loan repayments of $20,291 during this quarter compared to loan repayments during the same quarter in the prior year. Cash provided by financing activities increased from $7,345 during the three-months ended March 31, 2000 compared to $17,292 during the period ended March 31, 2001. We received proceeds from previously issued stock of $18,365 and made payments on notes payable of $1,073 during the period ended March 31, 2001.

There are no trends that we are aware of that would have an adverse impact upon our liquidity. We have no plans for any large capital expenditures. Material events that would effect our financial condition relate directly to the market acceptance for existing and new products. Any decline in acceptance would adversely effect our ability to increase distribution, which in turn would decrease our sales. Our liquidity and future success shall be dependent upon the market acceptance of our proprietary liquid body wash with sunscreen, which we believe is the only product of its kind on the market. However, there can be no assurance that we will be successful in achieving continued growth in sales levels. The season for the Company's sun protection products is from January through August.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None, reference is made to Item 3. in Part I of our Form 10-KSB filed on March 28, 2001.

Item 2. Changes in Security

During the three month period ended March 31, 2001, we issued 6,000,000 shares to our president which shares were not registered under the Act. We relied upon Section 4(2) and the private placement rules under the Act as the basis for the exemption from the registration requirements of the Act. The shares were sold to an "accredited investors" as defined under Rule 501(a)(3) under the Act.

Item 3. Default Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit No.	Document Description
3(i)	Articles of Incorporation (filed as Exhibits 3.1, 3.2 and 3.3 to the Company's Registration Statement on Form 10-SB/12g and incorporated herein by reference)
3(ii)	Bylaws (filed as Exhibit 3.4 to the Company's Registration Statement on Form 10-SB/12g and incorporated herein by reference)
10	Material Contracts-Consulting Agreements and Employment Agreement (filed as Exhibits to Registration Statements on Form 10-SB/12g and incorporated herein by reference)
13	Form 10-KSB for the year ended December 31, 2000, filed on March 28, 2000 and incorporated herein by reference.

(b) Form 8-K.

During the quarter ended March 31, 2001, the Company did not file any Reports on Form 8-K.

SIGNATURES

In accordance with Section 12 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKINTEK LABS, INC.

By: /s/ Marc Baker

Marc Baker, President, Chief Executive Officer and Director

Dated: May 21, 2001

Hollywood, FL