Form 10KSB/A
period 2000-12-31
SKINTEK LABS INC
filed 2001-07-18
CIK 1096208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB/A

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1994
For the transition period from _______ to _______

COMMISSION FILE NUMBER: 0-27565

SKINTEK LABS, INC.
(Name of Small Business Issuer in Its Charter)

Delaware	65-0636227
(State or Other Jurisdiction of Incorporation or Organization	(IRS Employer Identification Number)

2700 NE 29th Avenue, Hollywood, FL	33020
(Address of Principal Executive Offices)	(Zip Code)

954-923-4438
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

At July 11, 2001, there were 11,921,271 shares of the issuer's Common Stock issued and outstanding. Affiliates of the Issuer own 11,439,937  shares of the Issuer’s issued and outstanding common stock and the remaining 481,334 shares are held by non-affiliates. The market value of the shares held by non-affiliates is $77,013 based upon the average bid and asked price of $.16 on July 11, 2001. (*)

DOCUMENTS INCORPORATED BY REFERENCE:

There are no documents incorporated by reference in this Annual report on Form 10-KSB/A except for certain previously filed exhibits identified in Part III, Item 13. Reference is made to previously  filed Annual Reports and Quarterly Reports of the Issuer.
(*) Affiliates for the purposes of this Annual Report refer to the officers, directors and/or persons or firms owning 5% or more of Issuer’s common stock, both of record and beneficially.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Recent Developments-Skintek Labs, Inc.

This Annual Report on Form 10-KSB/A is being filed with the SEC by Skintek Labs, Inc., a Delaware corporation, amending the disclosure contained in our Form 10-KSB filed March 28, 2001. Skintek Labs is also referred to as the "SKNT", "we", "us" and "our", as the case may be. This Form 10-KSB/A also discloses an action taken by written consent of the holders of a majority of our outstanding voting stock relating to a Share Transfer Agreement involving the disposition by SKNT of all shares of  Performance Brands, Inc. ("PBI"), our former wholly owned subsidiary, to Stacy Kaufman ("Kaufman"), our former sole executive officer and director and a principal shareholder.  As a result of the Share Transfer Agreement, SKNT will become a public shell company with no operations or assets. The only business activities that will be conducted by SKNT will be to seek potential business combinations and continuing to remain current under the reporting requirements of the Exchange Act. We have filed with the SEC an amended Information Statement on Schedule 14C under the Exchange Act that contains information regarding our change of management and the disposition of all of our assets and liabilities. We are incorporating by reference our amended Information Statement for further disclosure of events that occurred after the end of our fiscal year ended December 31, 2001. See the discussion under "Risk Factors" in the amended Information Statement including risks associated with any future acquisition of a non-reporting company, potential dilution to SKNT shareholders from any reverse merger relating to any acquisition of a non-reporting company.

The following is a summary of the material terms of the Share Transfer Agreement and the related transactions. Reference is also made to, and this summary is qualified in its entirety by, the more detailed information contained  in the amended Information Statement on Schedule 14C filed with the SEC and the exhibits thereto.

•  SKNT will transfer all shares of  PBI, our former wholly-owned subsidiary, to Stacy Kaufman, our former president, director and control shareholder, pursuant to a Share Transfer Agreement attached as Exhibit 10.1 to the amended Schedule 14C. The reasons for entering into the Share Exchange Agreement are set forth under "Reasons for the PBI Share Transfer Agreement" below.

• The value of net assets transferred to Kaufman in connection with the Share Transfer Agreement is $217,131. Reference is made to our pro forma financial statements filed with our amended Information Statement on Schedule 14C and to the List of Assets and Liabilities transferred, which is attached as Exhibit 10.2 thereto. These assets and liabilities transferred under the Share Transfer Agreement constituted all of our assets and liabilities. As a result of this Share Transfer Agreement we will be a non-operating company with no assets or liabilities and will seek to explore potential business combinations with entities which our management believes will have greater potential for growth and profitability.
• In connection with the Share Transfer Agreement, Kaufman resigned as an officer and director of SKNT on March 16, 2001 and agreed to waive any rights that he has or may have had under his 1999 Employment Agreement, including rights to purchase 1,000,000 option shares at $.50 per share which had already vested and contingent rights under the option to purchase an additional 1.5 million shares at $.50, in increments of 500,000 shares, based upon SKNT achieving cumulative revenues of  $2,548,000, $3,757,000 and $5,209,120, respectively. Options to purchase 500,000 shares vested effective December 31, 1999 when SKNT achieved cumulative revenues of $700,000 and an options for additional 500,000 shares vested effective December 31, 2000 when SKNT achieved cumulative revenues of $1,540,000. The option with respect to the remaining 1.5 million shares had not vested as of the date of Kaufman's resignation. The options had no intrinsic value, because the exercise price was in excess of the average closing bid price of the SKNT shares on the OTC:BB during the past thirty days, of $.17.

• Prior to Kaufman's resignation as our sole executive officer and director on March 16, 2001, Kaufman, as the sole director, elected Marc Baker as a director of SKNT. Mr. Baker had previously served as SKNT's merger consultant and had made net cash advances of $637,919 to SKNT during the period from March to July, 1999 as merger consultant. The initial net cash advances totaling $541,667 was converted into 1,083,338 restricted shares in March 1999. Additional cash advances of $96,252 were made by Mr. Baker through July 1999 and Mr. Baker had a subscription payable of $392,287. The July 1999 net cash advanced and the subscription payable was applied to the issuance to Mr. Baker of an additional 1,034,933 restricted shares. Prior to year end December 31, 1999, Mr. Baker made additional cash advances of $18,000 which reduced his subscription payable to SKNT. During 2000, Mr. Baker made additional payments of $72,293 toward his subscription payable. During the first quarter of 2001, Mr. Baker paid an additional $12,365 toward the subscription receivable, resulting in a subscription receivable as of March 31, 2001 of $289,629. During the quarter ended June 30, 2001 the subscription receivable of $289,629 from Mr. Baker was waived in connection with his acquisition of control and the divestiture of PBI. The total net cash advances made by Baker while he was merger consultant, from March 1999 through March 2001 was $740,577, which was effectively converted into 2,118,271 restricted SKNT shares that were issued from March 1999 to July 1999. The average conversions price of Mr. Baker's net cash advances while he served as merger consultant was $.35 per share. After Mr. Baker's election as a director, Kaufman resigned as an officer and director and  Baker then became our president by his own appointment. On March 16, 2001, Mr. Baker also acquired voting control of SKNT by his purchase of 6,000,000 restricted SKNT shares for a subscription receivable of $6,000, which is equal to the par value of  SKNT shares.  In determining the purchase price paid by Baker for the 6 million restricted SKNT shares,  SKNT considered the net cash advances made by Baker of $740,577 during 1999, 2000 and through March 2001, that he converted into 2,118,271 restricted SKNT shares at an average price per share of $.35 and that at the date of the sale of the 6 million restricted shares SKNT had no business operations or assets. SKNT shares have had only a limited and sporadic trading market, and we believe that the collective transactions including the sale of the 6 million shares at par value to Mr. Baker, was fair. SKNT has not sought any fairness opinion with respect to the Baker transactions. While there was no trading in the SKNT shares on March 16, 2001, the bid and asked price of the SKNT shares on that date was $.16 and $.17, respectively. See Part II, Item 5 "Recent Sales of Unregistered Securities" and Part III, Item 12 "Certain Relationships and Related Transactions" below.

Background-Skintek Labs

We were incorporated under the name Biologistics, Inc. under the laws of Colorado on December 13, 1994, to engage in clinical consulting, contract packaging and labeling services. We never had any operations. On April 22, 1997, we merged into a subsidiary that was organized under the name Biologistics, Inc. under the laws of Delaware on March 19, 1997 and became a Delaware corporation. We organized PBI Acquisition Corp. as a wholly-owned subsidiary on March 31, 1999, and on the same date Performance Brands, which we operated as our former wholly-owned subsidiary until the Share Exchange Agreement dated April 30, 2001, entered into a merger agreement with and was merged into PBI Acquisition Corp. resulting in PBI becoming our wholly-owned subsidiary. In consideration for the March 31, 1999 merger, the former PBI shareholders, Stacy Kaufman and Cathy Kaufman, were issued 18,500,000 shares, which were adjusted for a one for six reverse share recapitalization into 3,083,333 shares effective May 12, 1999.

The purpose of of the March 31, 1999 merger between SKNT and PBI was to enable SKNT to become an operating company. Since its incorporation on September 21, 1995 under the laws of Florida, PBI was engaged in the sale of products for skin fitness, self-tanning, sun protection and nutrition. PBI's products were sold through direct mail, drug chains, mass market outlets, health food stores, gyms, and tanning, nail and hair salons, as well as private label sales. Our sole business and operations since the merger of PBI into SKNT in March 1999 and prior to our entering into the Share Transfer Agreement with Kaufman was the business and operations of PBI. In connection with the merger of PBI into SKNT, we entered into a 1999 Employment Agreement with Kaufman which is discussed below under "Obligations Under 1999 Employment Agreement".

We determined to enter into the Share Transfer Agreement and divest PBI for the reasons set forth below under "Reasons for the PBI Share Transfer Agreement". As part of the Share Transfer Agreement, we accepted the resignation of Stacy Kaufman as an officer and director, on March 16, 2001. Prior to his resignation, Kaufman elected Marc Baker as a director of SKNT. Prior to Baker's election as a director of SKNT, he served as merger consultant to SKNT from the period prior to the 1999 merger with PBI until his acquisition of controlling interest in SKNT.

Conduct of Business Following the Share Transfer Agreement

Business Objectives. We seek acquisition possibilities throughout the United States to make acquisitions or enter into other business endeavors to the extent our limited assets and personnel will allow. Our business objective is to effect a merger, exchange of capital stock, asset acquisition or other business combination (a "Business Combination") with an operating business (a "Target Business") that will have significant growth potential.

We will seek to acquire a Target Business without limiting ourselves to a particular industry. Most likely, the Target Business will be primarily located in the United States, although we reserve the right to acquire a Target Business with operations and/or locations outside the United States. In seeking a Target Business, we will consider, without limitation, businesses which (i) offer or provide services or develop, manufacture or distribute goods in the United States or abroad; or (ii) is engaged in wholesale or retail distribution, among other potential Target Business opportunities. We do not intend to register as a broker-dealer, merge with or acquire a registered broker-dealer, or otherwise become a member of the NASD. Our sole officer/director has had only preliminary contact with representatives of other companies regarding the possibility of a Business Combination, although none of these have resulted in any agreements or understandings. It is possible if not likely that any Business Combination will be consummated with any of the parties that we have been in contacted. Our Common Stock is subject to quotation on the NASD OTC Bulletin Board under the symbol "SKNT".

Selection of a Target Business and structuring of a Business Combination. At present Marc Baker is our sole executive officer and director and is a control shareholder, owning 68.1% of our issued and outstanding shares. As a result, Mr. Baker will have substantial flexibility in identifying and selecting a prospective Target Business. See  the discussion under "Business Experience of Principal" in Part III, Item 9, Directors, Executive Officers, Promoters, and Control Persons" below.  We will be almost entirely dependent on the judgment of Mr. Baker in connection with the selection of a Target Business. In evaluating a prospective Target Business, we will consider, among other factors, the following: (i) costs associated with effecting the Business Combination; (ii) equity interest in and opportunity for control of the Target Business; (iii) growth potential of the Target Business in its industry; (iv) experience and skill of management and availability of additional personnel of the Target Business; (v) capital requirements of the Target Business; (vi) competitive or comparative position of the Target Business in its industry; (vii) stage of development of the Target Business; (viii) degree of current or potential market acceptance of the Target Business, products or services; (ix) proprietary features and degree of intellectual property or other protection of the Target Business; (x) the financial statements of the Target Business; and (xi) the regulatory environment in which the Target Business operates.

The foregoing criteria are not intended to be exhaustive and any evaluation relating to the merits of a particular Target Business will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by management in connection with effecting a Business Combination consistent with our business objectives. In connection with its evaluation of a prospective Target Business, management, with the possible assistance of an independent investment banking firm, or third party consultants, anticipates that we will conduct a due diligence review which will encompass, among other things, meeting with incumbent management and inspection of facilities, as well as a review of financial, legal and other information which will be made available to us.

The time and costs required to select and evaluate a Target Business (including conducting a due diligence review) and to structure and consummate the Business Combination (including negotiating and documenting relevant agreements and preparing requisite documents for filing pursuant to applicable securities laws and state "blue sky" and corporation laws) cannot presently be ascertained with any degree of certainty. Our current executive officer and director intend to devote only a small portion of their time to the our affairs and, accordingly, consummation of a Business Combination may require a greater period of time than if our management devoted their full time to our affairs. However, Mr. Baker will devote such time as he deems reasonably necessary to carry out our business objective and affairs, including the evaluation of potential Target Businesses and the negotiation of a Business Combination and, as a result, the amount of time devoted to our business and affairs may vary significantly depending upon, among other things, whether we have identified a Target Business or are engaged in active negotiation of a Business Combination. Any costs incurred in connection with the identification and evaluation of a prospective Target Business with which a Business Combination is not ultimately consummated will result in a loss to us and reduce the amount of capital available to otherwise complete a Business Combination or for the resulting entity to utilize.

We anticipate that various prospective Target Businesses will be brought to our attention from various sources, including broker-dealers, investment bankers, venture capitalists, bankers, and other members of the financial community and affiliated sources, including, possibly, our executive officers, directors and their affiliates. While we have not yet ascertained how, if at all, we will advertise and promote ourselves, we may elect to publish advertisements in financial or trade publications seeking potential business acquisitions. We may also engage the services of professional firms that specialize in finding business acquisitions, in which event we may agree to pay a finder's fee or other compensation. In no event, however, will we pay a finder's fee or commission to our officers or directors or to any entity with which they are affiliated directly or indirectly.

As a general rule, Federal and state tax laws and regulations have a significant impact upon the structuring of business combinations. We will evaluate the possible tax consequences of any prospective Business Combination and will endeavor to structure a Business Combination so as to achieve the most favorable tax treatment to us, the Target Business and their respective shareholders. There can be no assurance that the Internal Revenue Service or relevant state tax authorities will ultimately agree with our tax treatment of a particular consummated Business Combination. To the extent the Internal Revenue Service or any relevant state tax authorities ultimately disagree with our proposed tax treatment and in fact prevail in recharacterizing the tax treatment of a Business Combination, there may be adverse tax consequences to us, the Target Business and their respective shareholders. Tax considerations as well as other relevant factors will be evaluated in determining the precise structure of a particular Business Combination, which could be effected through various forms of a merger, consolidation or stock or asset acquisition.

Acquisition Restrictions. We may acquire a company or business by purchasing, trading or selling the securities of such company or business. However, we do not intend to engage primarily in such activities. Specifically, we intend to conduct our activities so as to avoid being classified as an "investment company" under the Investment Company Act of 1940, and therefore avoid application of the costly and restrictive registration and other provisions of the Investment Company Act of 1940 and the regulations promulgated thereunder.

We are subject to the reporting requirements under the Exchange Act, including the requirement to continue to file quarterly reports and annual reports. Pursuant to Section 13 and 15(d) of the Exchange Act, in the event significant acquisitions take place, we will also be required to file current reports with the SEC which will include certified financial statements for the acquired company covering one or two years depending upon the relative size of the acquisition. Consequently, acquisition prospects that do not have or are unable to obtain the required certified financial statements will not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

Various impediments to an acquisition of a business or company or a merger may arise such as appraisal rights afforded the shareholders of a prospective Target Business under the laws of the state under which the prospective Target Business is organized. This may prove to be deterrent to a particular Business Combination.

Reasons for the PBI Share Transfer Agreement

We determined to divest PBI, our wholly-owned subsidiary, pursuant to a Share Transfer Agreement dated as of April 30, 2001, for the following reasons:

(i) Financial Performance. Despite recent market growth for skin-care products, PBI had a loss from operations during both 2000 and 1999 of $100,862 and $277,239, respectively. Although the losses decreased significantly, sales were stagnant although PBI has introduced new products. The principal reason for the decrease in loss from operations from 1999 to 2000 was primarily from the decrease in selling and marketing expenses, from $254,960 in 1999 to $146,365 in 2000. Our administrative expenses were $246,428 and $266,891 in 2000 and 1999, respectively. Approximately 30% of such administrative expenses in each year were associated with costs of being a public company, and therefore had a material adverse impact on our operating expenses. We did not expect PBI to be able to operate on a profit margin acceptable to our shareholders but believe that PBI can operate successfully as a private company with reduced operating expenses;
(ii) Difficulties in Funding Operations. SKNT had been dependent upon cash flow from financing activities through cash advances made by  Mr. Baker, who initially served in the capacity of a merger consultant in connection with the merger between SKNT and PBI in 1999. During March to July 1999 Mr. Baker net cash advances of $637,919 and had a subscription payable to SKNT of $392,287. The net cash advances and subscription payable was converted  into 2,118,271 shares during the period of March to July 1999. During the period from July 1999 though March 2001, Mr. Baker made additional cash payments of $102,658 to SKNT was were applied to the subscription receivable from Mr. Baker. Mr. Baker was unwilling to continue to make additional advances to SKNT, based upon his business judgment and the fact that Mr. Baker did not consider the industry in which PBI operated to be attractive to investors in public companies based upon current market conditions. As a result of the divestiture of PBI and Mr. Baker's acquisition of voting control of SKNT, the remaining subscription payable from Mr. Baker of $289,629 at March 31, 2001 was waived; and
(iii) Rescission of Previous Merger Agreement. Effective on August 15, 2000, SKNT entered into an agreement with Ultimate Warlock, Inc., a California corporation, engaged in the manufacture and sale of power boats, for the purpose of acquiring Ultimate Warlock, which was announced in a Form 8-K in September 2000. This agreement also contemplated the divestiture of PBI upon the closing of the Ultimate Warlock transaction. However, the agreement with Ultimate Warlock was rescinded and SKNT continued to operate PBI. The rescission of the Ultimate Warlock transaction and the lack of improvement in PBI's operating margins led SKNT's two principal shareholders, Kaufman and Baker, to divest PBI's operations to PBI's founder, Mr. Kaufman, who had successfully operated PBI from its inception in 1995.

Skintek Lab's Former Business

SKNT, though its former subsidiary, Performance Brands, Inc., was in the skin fitness, self-tanning, sun protection and nutrition business since 1995.  The skin fitness, self-tanning and sun protection business is part of the Sun and Body Care Industry, which has been a growing industry. PBI's products were sold though specific classes of trade: i.e. direct mail, drug chains, mass market outlets, health food stores, gyms, and tanning, nail and hair salons, as well as private label sales.

This industry growth has been the result, in part, of the increasing public awareness of the potential danger to skin and health from prolonged exposure to the sun and the fact that the ozone layer will continue to erode over the next 20 years. Our former management and our principal shareholders believed that SKNT would benefit by the trend toward products with higher SPFs (Sun Protection Factor), which is the measure of the UVB protection in a sun care product and from the trend in the US for the use of sunscreen products year-round.  Notwithstanding the foregoing, SKNT was not able to successfully exploit the growth within its industry because of limited cash flow from operations.

Commencing in 1994, the National Weather Service, in its daily weather reports, started projecting the amount of ultraviolet intensity expected in 58 different cities in the United Stated between 11:30a.m. and 12:30p.m. the following day. Called the UV Index, ultraviolet intensity is ranked on a scale of 1 to 15. This program, created in cooperation with the Environmental Protection Agency and the Center for Disease Control and Protection, relates the UV intensity with the SPF or 20 or higher is recommended for an index over 10. We believed that this focus by Federal agencies on the impact of the sun's intensity, and the daily reporting on television and radio and other media of the index, would continue the trend to greater consumption of protective sun care products. However, we were not able to benefit from this increase in public awareness to generate any material growth in revenues.

In addition to PBI's line of sun-care products, we also marketed a line of body washes, which we believed were enjoying increasing consumer use and acceptance generally throughout the industry. In fact, until approximately four to five years ago, most Americans relied upon bar soaps and wash clothes for their personal cleansing needs but we estimate that 25% or more of the population have already changed the way they bathe, using body washes and cleansing puffs rather than bar soap. Since their wide introduction in 1994, body washes have become the fastest growing trend in the personal cleansing category and we believed that this trend to liquid soaps would be of benefit to our business.

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

Competition and Ease of Entry Into The Sun and Body Care Industry

There are few barriers to entry into the sun and body care industry. Further, there exists substantial competition in the sun and body care industry, virtually of which have longer operating history, far greater financial, personal and other resources, with substantial product lines and sales and marketing budgets and proven records of success than PBI. Among other entities that we had to compete with include the very large corporations such as Cheesebrough-Pond's(R), Gillette(R), Proctor & Gamble(R) and Lever Brothers(R), and the smaller, but well-established companies such as Tom's of Maine(R) and Freeman Cosmetics(R). These latter two companies have entered and established themselves in the specialized body wash product market.

Major corporations as well as individual entrepreneurs and businesses are capable of modifying existing sun care formulas on the market and, with a reasonable investment, begin selling competitive products in a fairly quick time-frame, as large staffs are not needed to be successful in this industry, provided that a company has qualified sales and marketing efforts. The industry is growing in many ways domestically and internationally, which should continue to serve to attract competition. There are many new sun care products and many new consumers, for which we competed.

In order  to be competitive, we had to devote substantial funds and time, including professional and management, and retain outside marketing experts, to promote our product line, SOAPSCREEN(R), which involved relatively   high front-end cost compared to our resources. We were not able to continue to finance our selling and marketing expense from cash flow from operations. As noted above and in reflected in our financial statements, the principal reason we were able to experience a decrease in loss from operations from 1999 to 2000 was primarily from the decrease in selling and marketing expenses, from $254,960 in 1999 to $146,365 in 2000. See also the discussion under Part II, Item 6, "Management's Discussion and Analysis" below.

Our ability to compete was also dependent upon our success in establishing our products in the field of SPF soaps/body washes. Sunscreens have been used as a major ingredient in face creams for several years by major manufacturers, with which we had to compete. For our professional skin fitness line, sold in gyms and health food stores, we had one principal competitor, Jan Tana. Notwithstanding our belief   that we would be able to successfully compete, there was no assurance that we would generate sufficient cash flow from operations to continue to our selling and marketing expenses and expenses associated with being a public company reporting under the Exchange Act. Following our year ended December 31, 2001 wee determined that SKNT on a consolidated basis would not  be able to compete with any entities that have established presence in sun and body care industry.

While we were required to compete with larger, more established firms, our primary focus was to market our products into the niche markets, for specialty products that include skin care products with sunscreens. Our professional tanning product line, sold under the ProTan(R) name, is distributed to the professional gym/health club and the health food markets. These are examples of the niche markets where competition is not as intense, and where we believed that we would  be able to successfully compete. However, there exists intense competition developing in "niche" market. Our ProTan(R) line competes with six key producers, including the established Australian Gold(R), California Tan(R), Swedish Beauty(R), Supre(R), Power Tan(R) and Most products. We believed and PBI's management continues to believe that it will be able to successfully compete on the basis of quality and price in the market for its ProTan(R) line and PBI's other products, with the ability to operate more efficiently, as discussed under Part II, Item 6, "Management's Discussion and Analysis" and elsewhere in this amended Form 10-KSB/A.

Our ability to compete was also effected by our limited number of employees, which prior to the Share Transfer Agreement, was only 5 persons including Stacy Kaufman, our former president and sole executive officer. We were also dependent upon continued success in accessing distribution channels and an ability to fund increasing selling and marketing expenses from cash flow from operations. We had projected   that the budget for selling and marketing expenses, in order to be successful, should be approximately $1,000,000 during the next twelve months. Mr. Baker and Mr. Kaufman concluded that financing in this amount would not be achievable through the sale of SKNT shares.

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

The significant growth pattern of body washes has attracted a variety of products from many manufacturers, including the long- established and financially strong companies such as Cheesebrough-Pond's(TM), Gillette(R), Procter & Gamble(R), and Lever Bros.(R). The industry also includes established smaller producers such as Tom's of Maine(R) and Freeman Cosmetics(R), which have also entered and become competitive in the specialized body wash products into the market.

Sources of Supply

The component ingredients for PBI's products are manufactured by third parties and during 1999 and 2000 we were not dependent upon any single manufacturer, and that other sources of supply would be available, if necessary.   Cosmetic Corporation of America, located in Medley, FL ("CCA"), the prime filler for PBI's products, is estimated to be operating with excess capacity and therefore should be able to provide its products and services for PBI for the foreseeable future. PBI also sourced and continues to source from other manufacturers, including Custom Manufacturing Corporation, Medley, FL, Farmanatural, Davie, FL, Five Star Brands LLC, Grand Rapids, MI and D'Arcy Revolutionary Skincare, Boca Raton, FL. As a result of the Share Transfer Agreement, we have become a non-operating company and are not dependent upon the business and development of PBI and its product lines.

Sales, Marketing and Distribution of Products

During 1999 and 2000 and prior to our divestiture of PBI, our sun and body care products were sold through a variety of retail outlets, including drug chains, grocery/supermarkets, health food stores, and tanning nail and hair/beauty salons, among other outlets. We owned and PBI continues to own the following registered or trademarked proprietary names: ProTan(R), SOAPSCREEN(R), Sunscreen Barrier System(R), Earthen Naturals(TM), Earthen Treasures(TM), Beauty Bites(TM), and Meta Slim 2000(TM), Slim Tan(TM), Quick Tan(TM). In addition, there is a patent pending and several PCT patents pending for PBI's liquid body wash and sunscreen compositions. During 1999, 2000 and through the divestiture of PBI, our products were marketed and sold under the names ProTan(R), SOAPSCREEN(R), System(R), Earthen Naturals(TM), Earthen Treasures(TM), and there are plans to commence marketing efforts under the trade names, Beauty Bites(TM) and Meta Slim 2000(TM). All of these assets have been transferred to PBI in connection with the Share Transfer Agreement. Prior to the agreement we also utilized approximately fifty wholesale distributors to market and sell our products, which distributors also inventoried, shipped and billed our former customers directly, as part of their distribution services.

We also generated sales via mail order, from direct mail and Internet marketing and used the services of independent sales brokers nationwide, who were paid commissions equal to 5% of the sales generated. These independent brokers primarily sold the products of our former subsidiary to the drug, mass retail and grocery/supermarket markets, and generated sales under a private label program for products designed and marketed exclusively for a group of national direct mail order merchants.

Government Regulations

There are no specific regulations or approvals required by or from the Federal or state government or any agency for the products manufactured and sold by our former subsidiary, and all the products are manufactured under GRAS ("Generally Recognized as Safe") for the cosmetic industry.

Generally Recognized as Safe is a category of food additives established in 1958 by the Food and Drug Administration as part of a revised Food, Drug, and Cosmetic Act of 1938. The original Generally Regarded as Safe list included approximately 700 food additives that had "stood the test of time", meaning that they had been subject to human use and or consumption and were believed to be harmless. A current revision by the FDA to reevaluate and reclassify all Generally Regarded as Safe additives is underway, with the potential for the FDA banning any additives deemed hazardous. While the FDA governs the GRAS standards, the ongoing revisions are specifically related to the raw materials which are additives, not to the finished cosmetic product, which PBI's products are considered.

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

At present, the FDA does not require safety testing on any ingredient that goes into cosmetics or perfumes. Only once the product is on the market does the FDA have any regulatory authority. The FDA must prove in court that the product is unsafe before it can require the product to be removed from the marketplace. Nevertheless, on many occasions, manufacturers will voluntarily recall a product that is in question, either as a result of the manufacturer's own determination or any public report, or otherwise. The FDA does not require companies to register with the FDA, file the ingredients used, or even keep a record of injuries related to use of their products. In the event of any recall of one or more of PBI's products, there existed a potential adverse impact on our revenues from any recalled product. None of PBI's  products are hazardous or contain any hazardous additives and therefore, we do not believe that there could exist any claim against SKNT from consumers or any businesses that bought and used PBI's products during the period that PBI was our wholly-owned subsidiary. In connection with the Share Transfer Agreement, we also transferred all of the assets and liabilities of PBI, which constituted all of our assets and liabilities.

ITEM 2. DESCRIPTION OF PROPERTY

Following the resignation of Stacy Kaufman as president and sole director of SKNT, we moved the executive offices of SKNT into the offices of Marc Baker and DC Capital, located at 2700 NE 29th Avenue, Hollywood, FL 33020 on a rent-free basis. These office facilities consist of approximately 800 square feet of space which Mr. Baker and DC Capital rent from an unaffiliated third party. We believe that these facilities are sufficient for SKNT for the foreseeable future and we will continue to have such space on a rent-free basis until such time as we shall conclude a Business Combination.

Prior to the Share Exchange Agreement, we leased approximately 5,400 square feet of executive office space at 959 Shotgun Road, Sunrise, FL, for $3,100 per month. The condition of these leased facilities in Sunrise, FL were and continue to be  excellent, and sufficient for PBI's use for the foreseeable future. We also had available from third party manufacturers of the components used to manufacture PBI's products and the manufacturer/suppliers of the packaging for its products the use of storage space to store such components and materials at no cost. This arrangement is and was adequate for our prior operations. Prior to our lease of the facility in Sunrise, FL, we leased approximately 6,000 square feet of space in Plantation, FL at a monthly rate of $3,500.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any litigation that is material.   During the year ending December 31, 1998, prior to the merger of PBI and SKNT, PBI contracted for $104,245 an advertising company. We believe that the advertising company did not fulfill its obligations as contracted, and therefore we refused to pay the amount. In January 2001, the United States District Court, Southern District of New York, dismissed the suit, and the debt was settled for $25,000, resulting in legal settlement income of $79,245. During the year ending December 31, 1999, a model for a product promotion sued SKNT for compensation from a product advertisement. In January 2001, this matter was settled for $15,000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None. However, in connection with the Share Transfer Agreement, we have prepared and are sending to our shareholders an amended Information Statement regarding the transaction involving the disposition of our former subsidiary, and related matters.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(A) MARKET INFORMATION

Our shares of common stock are traded over-the-counter in what is referred to as the OTC:Bulletin Board. As of July 12, 2001, there were 16 market makers submitting quotations on the OTC:BB. However, we do not believe that there has been any significant trading volume during the past four months and any trading that occurred has been sporadic. The following information with respect to the high and low bid price of our shares was obtained from the National Quotation Bureau. On May 12, 1999, our shares were subject to a 1 for 6 reverse split, and the table below reflects such information.

	High	Low
CALENDAR 1999
First Quarter Ended March 31,	$1.50	$0.375
Second Quarter Ended June 30, (*)	$2.50	$0.375
Third Quarter Ended September 30,	$2.25	$1.44
Year Ended December 31,	$1.44	$0.56

CALENDAR 2000
First Quarter Ended March 31,	$2.125	$0.56
Second Quarter Ended June 30,	$3.125	$150
Third Quarter Ended September 30,	$3.75	$1.625
Year Ended December 31,	$2.56	$0.625

CALENDAR 2001
First Quarter Ended March 31,	$0.75	$0.14
Second Quarter Ended June 30,	$0.23	$0.16
Period Ending July 12,	$0.17	$0.16
(*) On May 12, 1999, we had a 1 for 6 reverse stock split and the price of the shares reflects this share recapitalization.

(B) HOLDERS

As of July 12, 2001, there were approximately 228 holders of our shares.

(C) DIVIDENDS

We have never paid any of dividends on our shares, have no funds from which to pay dividends and do not intend to pay dividends for the foreseeable future. As a result of our divestiture of PBI, we have no assets or liabilities. Payment of dividends in the future will depend, among other things, upon our success in entering into a Business Combination and thereafter our ability to generate earnings, and the need of such operating company, if any, for working capital and our overall financial condition.

Recent Sales of Unregistered Securities

The following information is given with regard to unregistered securities sold by SKNT during the past three years, including the dates and amounts of securities sold; the persons or class of persons to whom we sold the securities; the consideration received in connection with such sales and if the securities were issued or sold other than for cash, the description of the transaction and the type and amount of consideration received. The number of unregistered shares sold reflects a 1 for 6 reverse split on May 12, 1999.

Date	Title	Amount of Securities Sold	Persons	Cash or Non Cash Consideration
11/10/98	Common Stock	164,667 Shares	Private Investors (1)	$82,333 in cash at $2.00 per share.
11/11/98	Common Stock	208,333 Shares	Consultant (2)	Services valued at $104,166.
3/31/99	Common Stock	3,321,666 Shares	Stacy Kaufman (3)	Issued in connection with PBI Merger
03/31/99- 7/06/99	Common Stock	1,083,338 Shares 1,034,933 Shares	Marc Baker, Merger Consultant (4)	$541,667 in net cash advances in March, 1999 was converted into 1,083,338 shares, at a price of $.50 per share; through July 1999 additional net cash advances of $96,252 and a $392,287 in subscription receivable which was converted into 1,034,933 shares. During remainder of 1999 $18,000 was paid toward subscription receivable, during 2000 $72,293 was paid toward subscription receivable and during 2001, $12,365 was paid toward the subscription receivable and remaining subscription receivable of $289,629 was waived. The average conversion price for the entire 2,118,271 shares issued was $.35 after reflecting the waiver of the subscription receivable.
12/31/99	Common Stock	500,000 Shares	Stacy Kaufman (5)	Vested Options at $.50 per share, never exercised, granted under 1999 Employment Agreement
12/31/00	Common Stock	500,000 Shares	Stacy Kaufman (5)	Vested Options at $.50 per share, never exercised, granted under 1999 Employment Agreement
03/16/01	Common Stock	6,000,000 Shares	Marc Baker (6)	$6,000 subscription receivable equal to a per share price of $.001

(1) The issuance and sale of the restricted shares to the private investors were based upon Section 4 (2) under the Act. The calculation of the sale price of restricted shares was arbitrary and was not based upon any active trading market in the Company’s Common Stock. There was no liquidity applicable to the Company’s Common and no independent basis to price the shares.

(2) The issuance and sale of the restricted shares to a third party unaffiliated consultant was based upon Section 4 (2) under the Act. The calculation of the sale price of restricted shares was arbitrary and was not based upon any active trading market in the Company’s Common Stock. There was no liquidity applicable to the Company’s Common and no independent basis to price the shares.

(3) The issuance of the 3,321,666 shares was based upon Section 4 (2) under the Act, in connection with the merger of PBI into SKNT in an arm's length transaction. The book value of PBI at the date of the merger was $357,789, which represents a price of $.11 per share. There was limited liquidity and only very sporadic trading in the shares at the time of the merger and the issuance of restricted shares to Kaufman. We believe that the terms of the merger transaction with PBI was at the fair value of the restricted SKNT shares on the date of the merger. 3,083,333 shares were issued to Stacy Kaufman and Cathy Kaufman as JTWROS and 288,333 were issued of record and beneficially by Stacy Kaufman.

(4) The issuance and sale of the restricted shares to the Marc Baker, as merger consultant, was based upon Section 4 (2) under the Act. Mr. Baker made total net cash advances during 1999, 2000 and 2001 of $740,577 to SKNT as of the dates set forth above. At March 31, 2001, the subscription receivable from Mr. Baker was $289,629 and subsequent to the quarter ended March 31, 2001 the subscription receivable was waived. The calculation of the sale price of 1,083,338 restricted shares to Mr. Baker in March 1999 in consideration for advances of $541,667, or $.50 per share, was based upon the average closing bid price of the shares during March 1999. The calculation of the sale price of the 1,034,933 restricted shares to Mr. Baker in July 1999, took into consideration the additional net cash advances of $96,252 and a subscription receivable of $392,287, equal to a per share price of $.47 per share, which per share price was based upon the funding agreement with merger consultant in March 1999. See Part III, Item 12, "Certain Relationships and Related Transactions". We believe that these restricted shares were issued at the fair market value of SKNT shares based upon the restrictive nature of the shares, the limited liquidity and sporadic trading in SKNT shares.

(5) The 1,000,000 shares were never issued to Mr. Kaufman, but were granted under an option pursuant to his 1999 Employment Agreement with SKNT. A total of 2.5 million shares were subject to this option, exercisable at $.50 per share. 500,000 shares subject to the option vested at 12/31/1999 after SKNT achieved cumulative revenues in excess of $700,000 and an addition 500,000 shares vested at 12/31/2000 after SKNT achieved cumulative revenues in excess of $1,540,000. The options to purchase 1 million shares and options to purchase an additional 1.5 million shares that had not vested were all canceled upon Mr. Kaufman's resignation and as part of the consideration for the Share Transfer Agreement. See Part III, Item 10, "Executive Compensation".

(5) The issuance and sale of the restricted shares to the Company's President was based upon Section 4 (2) under the Act. In determining the purchase price paid by Baker for the 6 million restricted SKNT shares, SKNT considered the total net cash advances made by Baker of $740,577 through March 31, 2001 and that at the date of the sale of the 6 million restricted shares to Mr. Baker, SKNT had no business operations or assets. SKNT shares have had only a limited and sporadic trading market, and we believe that the collective transactions including the sale of the 6 million shares at par value to Mr. Baker, was fair. SKNT has not sought any fairness opinion with respect to the Baker transactions. While there was no trading in the SKNT shares on March 16, 2001, the bid and asked price of the SKNT shares on that date was $.16 and $.17, respectively. See Part III, Item 12, "Certain Relationships and Related Transactions".

ITEM 6. MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION

Results of Operations

During the Company's fiscal years ended December 31, 2000 and 1999, respectively, we generated sales of $1,032,655 and $1,014,997, respectively. The reason for the stagnation in sales from fiscal 1999 to 2000 was principally due to efforts of the management to control operating expenses which included a reduction in selling and marketing expenses. This resulted in declining expenditures for advertising which decrease from $118,513 in 1999 to 33,920 in 2000. We believe this may have had a negative impact on our sales during the year 2000.

Reference is made to Note 10-Going Concern, to the Notes to Consolidated Financial Statements. As shown in the accompanying financial statements, we incurred a net loss from operations of $100,862 during the year ended December 31, 2000 after a net loss of $227,239 during the year ended December 31, 1999. The accounts payable exceed the accounts receivable by $76,890, and the sales were basically flat from 1999 to 2000. Those factors as well as the uncertain conditions of future capital contributions to the Company, created an uncertainty about our ability to continue as a going concern. The Company had been actively seeking funding during 2000 and through the first quarter of 2001. Our inability to generate additional funding and questions by principal shareholders resulted in our determination to divest PBI. The financial statements for our year ended December 31, 2000 did not include any adjustments that might be necessary if the Company is unable to continue as a going concern. However, we make reference to our amended Schedule 14C Information Statement that reflects our disposition of PBI and the fact that we have no assets or liabilities as of the date of filing our Form 10-KSB/A.

We had commenced marketing of our new product, SOAPSCREEN(R), following the completion of clinical testing, patent registration and packaging. The SOAPSCREEN(R) product accounted for approximately 25% of our sales in 2000 compared to 15% of our sales in 1999. We also generated sales of our new Slim Tan(R) product and increased sales of its existing Pro-Tan(R) product line. In addition, we had developed and introduced several private label products for key customers that generated orders during the 1999 fiscal to increase sales. Private label sales accounted for approximately 20% of our sales in 2000 or approximately the same level as in 1999. We also experienced additional sales in 2000 from its ProTan(R) and SlimTan(R) products.

Notwithstanding to our stagnating sales during the year 2000 from SOAPSCREEN(R) and from private label products, we did not believe that we were or would have been dependent upon any single product for a material percentage of our sales during the year 2001. However, we decided because of the above mentions reason to divest PBI.

We had also experienced delays in the introduction of these new products because of negative cash flow from operations and decreasing cash flow from financing activities, which decreased from $450,265 during 1999 to $68,219 during 2000.

We incurred a net loss of $34,047 ($0.01 per Share) during 2000 compared to a net loss of $185,822 ($0.04 per Share) during 1999. The Company's net loss for the year ended December 31, 2000 decreased by 82% from the prior year principally as a result of declining operating expenses.

Our selling, general and administrative expenses were $544,674 in 2000 compared to $657,528 in 1999. Our selling expense declined from $254,960 in 1999 to and $146,365 in 1998 and our administrative expense declined from $266,891 in 1999 to $246,428 in 2000.

We were able to keep our selling, general and administrative expenses from increasing significantly by: using outside personnel for selling efforts; by eliminating the need for temporary personnel, which in prior periods were used to office and warehouse operations; and from increased experience of our staff and employees. Prior to the Share Transfer Agreement disposing of PBI, we had considered increasing the number of personnel during 2001.

Our general expense increased from $135,677 in 1999 to $151,881 in 2000. This increase resulted primarily from the costs associated with being a public company and fees related to compliance with SEC reporting requirements under the Securities Exchange Act of 1934. We estimate that approximately 30% of our total administrative expenses were associated with being a public company.

Liquidity and Capital Resources

At December 31, 2000, we had current assets of $300,157, compared to current assets of $355,276 at December 31, 1999. The decrease in current assets is the result of decreased accounts receivable, from $47,679 in 1999 to $24,861 in 2000, decreased inventory from $192,539 in 1999 to $169,256, decreased amount due from stockholder from $107,311 in 1999 to $87,430 in 2000. Our accounts receivable were considered current and collectible, with no return privileges, and the inventory is all ready for sale. As a result of the sale of PBI, we have no assets or liabilities. Our total assets at year end 2000 decreased to $373,290 from $411,533 at year end 1999.

Our stock subscriptions receivable in the amount of $301,994 at December 31, 2000 and $374,287 at December 31, 1999 were deemed fully collectible but in connection with the Share Transfer Agreement and the disposition of PBI, the subscriptions receivable, which equaled $289, 629 from Mr. Baker were waived.

Our current liabilities declined from $241,202 at December 31, 1999 to $158,231 at December 31, 2000 because we reduced our accounts payable by $123,103. We settled two suits and made a provision for settlement payments in the amount of $40,000. See Note 3 to the Notes to Consolidated Financial Statements).

There are no trends that we were aware of that would have adversely impacted our liquidity and we had no plans for any large capital expenditures.

The season for our sun protection products was from January through August. We believed that as we had broadened our product line, we would have been able to increase the use of our products year round. Material events that would have effected our financial condition were related directly to the market acceptance for existing and new products. Any decline in acceptance would have had an adverse effect on our ability to increase our distribution, which in turn would have increased our sales. Our liquidity and future success would have been dependent upon the market acceptance of our proprietary liquid body wash with sunscreen, which we believed is the only product of its kind on the market. We had also introduced the Beauty Bites snack bar into the professional salon arena, which had received initial market acceptance as the product's quality and uniqueness. Initial sales had begun and we had expected to continue at a steady pace.

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

/s/ GRASSANO ACCOUNTING, P. A.
Boca Raton, Florida
February 28, 2001, except with respect to Note 9 to which the date is July 18, 2001.

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

SUPPLEMENTARY DISCLOSURE OF NON-CASH OPERATING ACTIVITIES:
On March 31, 1999, $541,667 of merger consultant’s cash advances was converted into 1,083,338 shares of common stock.
On July 6, 1999, $96,252 of merger consultant’s cash advances and a subscription receivable of $392,287 from the merger consultant was converted into 1,034,933 restricted shares of common stock.
On February 1, 2000, PBI, a wholly-owned subsidiary, financed the excess build-out of $14,606 on the new leased office and warehouse space with an unsecured promissory note with the landlord. See Note 5.
The accompanying Notes to Consolidated Financial Statements are integral part of these Consolidated Financial Statements.

SKINTEK LABS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

On December 13, 1994, Skintek Labs, Inc. (the "Company") under the name of Biologistics, Inc. was incorporated under the laws of Colorado, to engage in the business of clinical consulting, contract packaging and labeling services for clinical studies. The Company issued stock but never had any operations. On April 22, 1997, the Company became a Delaware corporation when it merged itself into its subsidiary, also called Biologistics, Inc., which was incorporated under the laws of Delaware on March 19, 1997.

Performance Brands, Inc. ("PBI" or the "Subsidiary") was incorporated September 21, 1995 under the laws of the State of Florida. On March 31, 1999, the Company incorporated a wholly-owned subsidiary, PBI Acquisition Corp. On the same day PBI merged with PBI Acquisition Corp. when the sole stockholder exchanged his stock in PBI for 18,500,000 shares of Skintek Labs, Inc. Then PBI Acquisition Corp. was dissolved, leaving PBI as the surviving subsidiary of Skintek Labs, Inc. This stock-for-stock transfer was accounted for as a reverse purchase. Since the share exchange between the Company and PBI, the Company has been engaged in the wholesale and retail distribution and sale of various products in the skin-care market, which products have been manufactured, to the Company’s specifications, in South Florida by several independent fillers and by the Company.

Basis of Presentation and Consolidation

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include the accounts of Skintek Labs, Inc. and its wholly-owned subsidiary Performance Brands, Inc. All material intercompany transactions and balances have been eliminated in consolidation.

As described in Organization above, effective March 31, 1999, the Company acquired all of the common stock of Performance Brands, Inc. The business combination was accounted for as a purchase and accordingly, the Company’s financial statements have been presented to include the results of Performance Brands, Inc. as though the business combination occurred as of January 1, 1998. The May 12, 1999 of one for six reverse stock split (Note 4) was also presented as though it occurred on January 1, 1998.

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

NOTE 3 – SETTLEMENTS PAYABLE

During the year ending December 31, 1998, the Company contracted for $104,245 of advertising from a company. The advertising was not effective as contracted, and the Company refused to pay the amount. In January 2001, the United States District Court, Southern District of New York, dismissed the suit, and the debt was settled for $25,000, resulting in legal settlement income of $79,245.

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
$10,532

NOTE 6 – STOCK TRANSACTIONS AND OPTIONS

Common Stock

The Company initially authorized 50,000 shares of $0.001 par value common stock. On April 22, 1997 the Company re-incorporated in Delaware through a merger with its wholly owned Delaware subsidiary. The Company changed its authorized capital to 30,000,000 shares of $0.001 par value. As of December 31, 1998, the Company had issued 4,318,000 shares of common stock. On March 31, 1999, 18,500,000 shares (pre-split) were issued to effect the merger with Performance Brands, Inc. and 6,500,000 shares (pre-split) were issued in conversion of cash advances of $541,667 from the merger consultant. On May 12, 1999, the Company declared a 6 to 1 reverse stock split, leaving par at $.001, and changing the number of shares authorized to 50,000,000. On July 6, 1999, the Company issued an additional 1,034,933 shares of its common stock to the merger consultant for approximately $.50 per share including a subscription receivable of $392,287. As of December 31, 1999 and 2000, the Company had issued 5,921,271 shares of its common stock.

Preferred Stock

The Company has authorized 1,000,000 preferred shares $0.001 par value, non-voting, the rights and preferences of which to be determined by the Board of Directors at the time of issuance. Currently, there are no preferred shares outstanding.

The Company has declared no dividends through December 31, 2000.

Stock Options

On March 30, 1999, the Company entered into an employment agreement with the president and majority stockholder,  which was included an incentive compensation stock option grant, entitling the president to purchase up to 2,500,000 shares of common stock at $.50 per share, expiring March 29, 2009. The grant provided for vesting when certain cumulative revenue levels are reached. For the year ending December 31, 1999, the first level of cumulative revenues of $700,000 was reached   and 500,000 shares were included in the diluted shares for the earnings per share calculation. The second level of cumulative revenues of $1,540,000 was reached and as of December 31, 2000, and an additional 500,000 shares were included in the diluted shares for the earnings per share calculation. None of the additional options vested and no options were exercised.

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

Effective March 16, 2001, the Company's president and sole director resigned as an officer and director of the Company, in contemplation of the Company divesting itself of PBI in a share transfer agreement with such individual. Prior to his resignation, the Company's president and sole director elected Marc Baker, who had been the Company's merger consultant, as director.

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

The following table sets forth as the name, age and position held with respect to our directors and executive officers:
Name	Age	Positions
Stacy Kaufman	36	President, Chief Executive Officer and Director (until resignation on March 16, 2001)
Marc Baker	40	President and Director (commencing March 16, 2001)

Business Experience of Principal. Our present management commencing March 16, 2001, consists of Marc Baker, who serves as our president, sole executive officer, director and a control shareholder, owning 68.1% of our issued and outstanding shares. Mr. Baker is a certified public accountant licensed in the State of Florida. During the past five years, Mr. Baker has had experiences in negotiating mergers, acquisitions and stock purchase agreements involving several different private operating companies with public non-operating companies. Some of these public non-reporting companies involved in these transactions continued to be non-reporting companies under the Exchange Act after the transactions or became reporting companies and then ceased to report under the Exchange Act. However, Mr. Baker was not part of the post-transaction management in these non-reporting companies. Mr. Baker has also provided consulting services to  independent public accounting firms and attorneys in several transactions which services have facilitated other companies in becoming operating companies. Mr. Baker has also worked closely with the professionals engaged by the entities seeking to enter into Business Combinations, similar to those that we may pursue for the purpose of due diligence and evaluation of Target Businesses and conducting negotiations for Business Combinations.

During the past five years, Mr. Baker served as an officer and director of the following public non-operating companies each of which entered into a Business Combination during the years stated: (i) Life Industries Inc. - Mr. Baker served as president of Life Industries Inc., a public non-operating company, that filed its Form 10 in 1995, prior to Mr. Baker's involvement, but never filed any Exchange Act reports. Mr. Baker after becoming president of Life Industries caused Life Industries to engage an accounting firm and legal representation so that it could enter into a business combination with Quill Industries, an operating company, in 1997. At the date of the transaction with Quill, Mr. Baker resigned his position as an officer and director and disposed of his share interest in Life Industries to an unaffiliated party. Prior to the business combination between Life and with Quill, and as a result of Mr. Baker's efforts, Life Industries had available current information required by Rule 15c-2-11, which permitted a market maker to enter quotes for the Life shares on the pink sheets. However, while Quill Industries on August 21, 1998 filed a Form 10-SB under the Exchange Act to become a reporting company, which was after Mr. Baker's resignation, the Form 10-SB was withdrawn on June 4, 1999 and Life Industries never filed any reports under the Exchange Act; (ii) Stetson Oil Exchange Inc. - Mr. Baker was an officer and director of Stetson Oil Exchange Inc., a public non-operating company that entered into a business combination transaction with Telecom Wireless Corp., an operating company, in 1998, and resigned his positions and disposed of his share interest in Stetson when it entered into a business combination with Telecom Wireless. Telecom Wireless became a reporting company under the Exchange Act and its shares were traded on the OTC:BB until the shares were delisted for failure to continue to remain current under the Exchange Act; (iii) Skintek Labs, Inc. - Mr. Baker was an officer and director of  Biologistics Inc., a public non-operating company, and when it entered into a merger agreement with Skintek Labs Inc., an operating company, in 1999, Mr. Baker resigned as an officer and director.  Skintek Labs has continued to be an operating and reporting company under the Exchange Act and its shares are subject to quotation on the OTC:BB; (iv) Union Chemical Corp. -  Mr. Baker was president of  Union Chemical Corp., a public non-operating company that was never a reporting company under the Exchange Act. Mr. Baker sold his interest in Union Chemical and resigned as president  prior to Union Chemical entering into a merger agreement with HotYellow 98.com, an operating company, in 1999 and Mr. Baker had no involvement in the merger transaction. HotYellow filed a registration statement on Form 10-SB on August 23, 1999 but never filed any required Exchange Act reports and is not current under the reporting requirements under the Exchange Act; (v) National Venture Capital Fund, Inc. - Mr. Baker is the secretary-treasurer and a director of  National Venture Capital Fund, Inc., a non-operating company that filed its Form 10-SB/12g on May 6, 1999 and filed its annual report for its year ended April 30, 2000 and its quarterly report for the first quarter ended July 31, 2000 but has failed to file the required quarterly reports under the Exchange Act  and is therefor not current in its reporting requirements. Mr. Baker is also serving as President and director of BSD Healthcare, Inc., a non-operating company, which is current under its reporting requirements under the Exchange Act; and (vi) Combined Professional Services, Inc., a current reporting company that had no operations through its year ended December 31, 2000. Mr. Baker was elected as director on February 27, 2001 following which former officers and directors resigned. Mr. Baker appointed himself as president and as sole officer and director is pursuing acquisitions for Combined Professional Services. It has recently concluded an acquisition of a 5% interest in an operating company.

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

Stacy Kaufman served as our full-time President, Chief Executive Officer and sole director from the 1999 merger between SKNT and PBI until his resignation dated March 16, 2001. Mr. Kaufman was the founder of PBI and its chief executive officer, director and principal shareholder from PBI's inception in September, 1995. Mr. Kaufman has worked for SKNT  and its predecessor, PBI, for more than the past five years. Effective March 30, 1999, the Company entered into a five (5) year executive employment agreement with Stacy Kaufman. This Employment Agreement was terminated in connection with the Share Transfer Agreement dated as of April 30, 2001, which was executed after Mr. Kaufman's resignation on March 16, 2001. See Part III, Item 10, "Executive Compensation" below.

Section 16(a) Beneficial Ownership Reporting Compliance:

Compliance with Section 16(a) of the Exchange Act. We became subject to the requirements of the Exchange Act in 1999. Our former and present officers, directors and 10% shareholders have informed us that they have filed the required Forms 3, 4 and 5 although these were filed late.

ITEM 10. EXECUTIVE COMPENSATION
					Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Award(1)	Securities Underlying Options/SAR	LTIP Payouts	All other compensation
		($)	($)	($)	($)	(#)	($)	($)
Marc Baker, President and Chairman	Since March 2001	0	0	0	0	0	0	0
Stacy Kaufman, President and Chairman	2000	112,115	500,000(1)	0	0	0	0	0
Stacy Kaufman, President and Chairman	1999	101,923	500,000(1)	0	0	0	0	0
Stacy Kaufman, President and Chairman	1998	65,942	0	80,000	0	0	0	0
Cathy Kaufman Secretary, Treasurer	2000	16,000	0	0	0	0	0	0
Cathy Kaufman Secretary, Treasurer	1999	6,350	0	0	0	0	0	0
Cathy Kaufman Secretary, Treasurer	1998	0	0	0	0	0	0	0
(1) Based upon the Company's 1999 Employment Agreement with Mr. Kaufman, options to purchase 2.5 million shares were granted, subject to vesting upon certain levels of cumulative revenues, discussed below. The options were exercisable at $.50 per share and no options were ever exercised. In connection with Mr. Kaufman's resignation effective March 16, 2001, all options, both vested and unvested, were canceled and any and all rights of Mr. Kaufman under the 1999 Employment Agreement terminated.

Stacy Kaufman has served as SKNT's chief executive officer and president during the respective years set forth above. On March 30 ,1999, SKNT entered into the 1999 Employment Agreement, a five year executive employment agreement, with Mr. Kaufman, which provided for annual base salary of $100,100, subject to an annual increase of 10%, a bonus based upon performance determined by the board of directors, which consisted of Mr. Kaufman. The 1999 Employment Agreement also included incentive compensation in the form of stock options, granting Mr. Kaufman the right to purchase 2,500,000 shares exercisable at $.50 per share, which expired March 29, 2009. The right to exercise the options was contingent upon the the receipt of cumulative revenues, as follows: if and when the cumulative revenues reached $700,000, the option to exercise 500,000 shares vested; at $1,540,000 in cumulative revenues options to purchase an additional 500,000  shares vested; and at $2,548,000, $3,757,600 and $5,209,120 in cumulative revenues, respectively, options to purchase additional increments of 500,000 shares were to vest. The options to purchase a total of 1,000,000 shares had vested based upon cumulative revenues in 1999 and 2000. None of the options were ever exercised and all of the vested and unvested options were canceled upon Mr. Kaufman's resignation effective March 16, 2001 and in connection with the Share Transfer Agreement between SKNT, PBI and Mr. Kaufman. Cathy Kaufman has served as Secretary and Treasurer during the respective years set forth above and resigned on February 21, 2001.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Common Stock of SKNT as of July  15, 2001, beneficially by each person owning more than 5% of such common shares and the directors and executive officers, and by all officers and directors, as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class Outstanding (1)
Common	Stacy Kaufman 1750 NW 65th Avenue Plantation, FL 33313	3,321,666 (2)	27.9%
Common	Cathy Kaufman 1750 NW 65th Avenue Plantation, FL 33313	3,033,333 (2)	25.9%
Common	Marc Baker, 2700 North 29th Avenue, Suite 305, Hollywood, FL 33020, President, Director	8,118,271(3)	68.1%
Common	All Officers and Directors as a Group (one person)	8,118,271(3)	68.1%

(1) Based upon 11,921,271 shares at July 18, 2001.

(2) Includes 3,033,333 shares jointly owned of record and beneficially by Stacy Kaufman and his wife, Cathy Kaufman, as JTWROS, and 288,333 shares solely owned of record and beneficially by Stacy Kaufman, with respect to which Cathy Kaufman disclaims any beneficial interest. Mr. Kaufman resigned as SKNT's sole executive officer and director on March 16, 2001.

(3) Mr. Baker was elected as director effective March 16, 2001.

Reference is made to the discussion under Item 10, "Executive Compensation" regarding Mr. Kaufman's 1999 Employment Agreement.   On March 16, 2001, Mr. Baker was appointed a board member and was subsequently elected president of SKNT and on the same date, Mr. Kaufman resigned as president and director of SKNT.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During fiscal 2000 and 1999, SKNT engaged in certain transactions with related parties as disclosed below.

As of December 31, 1998, and as reflected in Note 2 to the Notes to Consolidated Financial Statements, Stacy Kaufman, our former president and sole director, owed the Company $60,767. During the year ending December 31, 1999, Mr. Kaufman repaid $42,000 and borrowed an additional $83,264. Interest of $5,280 was accrued, resulting in a balance of $107,311. This item was reflected in current assets in SKNT's consolidated balance sheet as due from stockholders at December 31, 1999, which was evidenced by an unsecured promissory note at an interest rate of 6%, principal and accrued interest due on demand or on December 31, 2000.

During the year ended December 31, 2000, Mr. Kaufman repaid $50,000 and borrowed an additional $24,609. Interest of $5,510 was accrued, resulting in a balance of $87,430 and evidenced by an unsecured promissory note at an interest rate of 6% principal and accrued interest due on demand or on December 31, 2001. At December 31, 2000 SKNT's current assets in the consolidated balance sheet  reflected $87,430 due from stockholders, related to the transactions with Mr. Kaufman.

Reference is made to the discussion under Item 1, Description of Business and specifically to the discussion under "Recent Developments-Skintek Labs, Inc." related to SKNT's divestiture of PBI and the Share Transfer Agreement between SKNT, PBI and Kaufman, dated as of April 30, 2001, which is attached as Exhibit 10.1 to the amended Information Statement on Schedule 14C being filed by SKNT with the SEC. A summary of the material terms of the Share Transfer Agreement is disclosed in Item 1 above and in the Schedule 14C, which is incorporated by reference herein. As a result of the Share Transfer Agreement, SKNT has no assets and no liabilities and the amount formerly due from Kaufman at December 31, 2000 has been transferred to PBI as have all other assets and liabilities.

Mr. Baker, who became a director of SKNT on March 16, 2001 as disclosed above, had previously served as SKNT's merger consultant in connection with the PBI merger. As merger consultant, Mr. Baker made initial net cash advances totaling $541,667 to SKNT which were converted into 1,083,338 restricted shares in March 1999. Additional cash advances of $96,252 were made by Mr. Baker and in addition, Mr. Baker had a subscription payable of $392,287 as of July 1999 which cash advance and subscription was applied to the issuance to Mr. Baker of an additional 1,034,933 restricted shares in July 1999. Prior to year end December 31, 1999, Mr. Baker made additional cash advances of $18,000 which reduced his subscription payable to $374,287 at year end 1999.

During 2000, Mr. Baker made additional payments of $72,293 toward his subscription payable which was reduced to $301,994.

During the first quarter of 2001, Mr. Baker paid an additional $12,365 toward the subscription receivable, resulting in a subscription receivable of $289,629 as of March 31, 2001. During the quarter ended June 30, 2001, the subscription receivable of $289,629 from Mr. Baker was waived in connection with his acquisition of control and the divestiture of PBI under the Share Transfer Agreement.

Reference is also made to the disclosure under "Recent Sales of Unregistered Securities" contained in Item 5 above. The total net cash advances made by Baker while he was merger consultant, from March 1999 through March 2001 was $740,577, which was effectively converted into 2,118,271 restricted SKNT shares that were issued from March 1999 to July 1999. The average conversions price of Mr. Baker's net cash advances while he served as merger consultant was $.35 per share.

On March 16, 2001, Mr. Baker also acquired voting control of SKNT by his purchase of 6,000,000 restricted SKNT shares for a subscription receivable of $6,000, which is equal to the par value of  SKNT shares. In determining the purchase price paid by Baker for the 6 million restricted SKNT shares,  SKNT considered the net cash advances made by Baker of $740,577 during 1999, 2000 and through March 2001, that he converted into 2,118,271 restricted SKNT shares at an average price per share of $.35 and that at the date of the sale of the 6 million restricted shares SKNT had no business operations or assets. SKNT shares have had only a limited and sporadic trading market, and we believe that the collective transactions including the sale of the 6 million shares at par value to Mr. Baker, was fair. While there was no trading in the SKNT shares on March 16, 2001, the bid and asked price of the SKNT shares on that date was $.16 and $.17, respectively.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(A) Exhibits
Exhibit No.	Description
3.1	Articles of Incorporation (filed as Exhibits 3.1, 3.2 and 3.3 to the Company's Registration Statement on Form 10-SB/12g and incorporated herein by reference)
3.2	Bylaws (filed as Exhibit 3.4 to the Company's Registration Statement on Form 10-SB/12g and incorporated herein by reference)
19	Reports Furnished to Security Holders-Amendment to Schedule 14C and Exhibit 10.1 thereto (incorporated herein by reference)
23	Consent of independent public accountant

Description of Exhibits

EXHIBIT 23

Consent of Accountants

SKINTEK LABS, INC.
2700 North 29th Avenue, Suite 305
Hollywood, FL 33020
July 18, 2001

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

Skintek Labs, Inc.

Marc L. Baker, President, Chief Executive Officer
By: /s/ Marc L. Baker
Hollywood, FL
Dated: July 18, 2001