Form 10KSB/A
period 2000-12-31
SKINTEK LABS INC
filed 2001-07-20
CIK 1096208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB/A
(Amendment No. 2)
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

At July 20, 2001, there were 11,921,271 shares of the issuer's Common Stock issued and outstanding. Affiliates of the Issuer own 11,489,937  shares of the Issuer’s issued and outstanding common stock and the remaining 431,334 shares are held by non-affiliates. The market value of the shares held by non-affiliates is $38,820 based upon the closing bid price of $.09 on July 19, 2001. (*)

DOCUMENTS INCORPORATED BY REFERENCE:

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

Background-Skintek Labs

We were incorporated under the name Biologistics, Inc. under the laws of Colorado on December 13, 1994, to engage in clinical consulting, contract packaging and labeling services. We never had any operations. On April 22, 1997, we merged into a subsidiary that was organized under the name Biologistics, Inc. under the laws of Delaware on March 19, 1997 and became a Delaware corporation. We organized PBI Acquisition Corp. as a wholly-owned subsidiary on March 31, 1999, and on the same date Performance Brands, which we operated as our former wholly-owned subsidiary until the Share Exchange Agreement dated April 30, 2001, entered into a merger agreement with and was merged into PBI Acquisition Corp. resulting in PBI becoming our wholly-owned subsidiary. In consideration for the March 31, 1999 merger, the former PBI shareholders, Stacy Kaufman and Cathy Kaufman, were issued 18,500,000 shares, which were adjusted for a one for six reverse share recapitalization into 3,083,333 shares effective May 12, 1999. Prior to the March 1999 PBI merger, Stacy Kaufman was issued 288,333 shares for services to SKNT, adjusted for the reverse share recapitalization. The book value of PBI at the date of the merger was $357,789.

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

Reasons for the PBI Share Transfer Agreement

We determined to divest PBI, our wholly-owned subsidiary, pursuant to a Share Transfer Agreement dated as of April 30, 2001, for the following reasons:

(i) Financial Performance. Despite recent market growth for skin-care products, PBI had a loss from operations during both 2000 and 1999 of $100,862 and $277,239, respectively. Although the losses decreased significantly, sales were stagnant although PBI has introduced new products. The principal reason for the decrease in loss from operations from 1999 to 2000 was primarily from the decrease in selling and marketing expenses, from $254,960 in 1999 to $146,365 in 2000. Our administrative expenses were $246,428 and $266,891 in 2000 and 1999, respectively. Approximately 30% of such administrative expenses in each year were associated with costs of being a public company, and therefore had a material adverse impact on our operating expenses. We did not expect PBI to be able to operate on a profit margin acceptable to our shareholders but believe that PBI can operate successfully as a private company with reduced operating expenses. The book value of PBI at the date of the March 1999 merger was $357,789 and at the April 2001 Share Transfer Agreement the book value of $217,131;
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

	High	Low
CALENDAR 1999
First Quarter Ended March 31,	$1.50	$0.375
Second Quarter Ended June 30, (*)	$2.50	$0.375
Third Quarter Ended September 30,	$2.25	$1.44
Year Ended December 31,	$1.44	$0.56

CALENDAR 2000
First Quarter Ended March 31,	$2.125	$0.56
Second Quarter Ended June 30,	$3.125	$150
Third Quarter Ended September 30,	$3.75	$1.625
Year Ended December 31,	$2.56	$0.625

CALENDAR 2001
First Quarter Ended March 31,	$0.75	$0.14
Second Quarter Ended June 30,	$0.23	$0.16
Period Ending July 19,	$0.17	$0.09
(*) On May 12, 1999, we had a 1 for 6 reverse stock split and the price of the shares reflects this share recapitalization.

(B) HOLDERS

As of July 12, 2001, there were 228 holders of our shares.

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

Date	Title	Amount of Securities Sold	Persons	Cash or Non Cash Consideration
11/10/98	Common Stock	164,667 Shares	Private Investors (1)	$82,333 in cash at $2.00 per share.
11/11/98	Common Stock	288,333 Shares	Stacy Kaufman (2)	Services prior to SKNT prior to the merger valued at $104,166.
3/31/99	Common Stock	3,083,333 Shares	Stacy Kaufman (3)	Issued in connection with PBI Merger
03/31/99- 7/06/99	Common Stock	1,083,338 Shares 1,034,933 Shares	Marc Baker, Merger Consultant (4)	$541,667 in net cash advances in March, 1999 was converted into 1,083,338 shares, at a price of $.50 per share; through July 1999 additional net cash advances of $96,252 and a $392,287 in subscription receivable which was converted into 1,034,933 shares. During remainder of 1999 $18,000 was paid toward subscription receivable, during 2000 $72,293 was paid toward subscription receivable and during 2001, $12,365 was paid toward the subscription receivable and remaining subscription receivable of $289,629 was waived. The average conversion price for the entire 2,118,271 shares issued was $.35 after reflecting the waiver of the subscription receivable.
12/31/99	Common Stock	500,000 Shares	Stacy Kaufman (5)	Vested Options at $.50 per share, never exercised, granted under 1999 Employment Agreement
12/31/00	Common Stock	500,000 Shares	Stacy Kaufman (5)	Vested Options at $.50 per share, never exercised, granted under 1999 Employment Agreement
03/16/01	Common Stock	6,000,000 Shares	Marc Baker (6)	$6,000 subscription receivable equal to a per share price of $.001

(1) The issuance and sale of the restricted shares to the private investors were based upon Section 4 (2) under the Act. The calculation of the sale price of restricted shares was arbitrary and was not based upon any active trading market in the Company’s Common Stock. There was no liquidity applicable to the Company’s Common and no independent basis to price the shares.

(2) The issuance and sale of the restricted shares to Stacy Kaufman for services prior to the merger with PBI was based upon Section 4 (2) under the Act. The calculation of the sale price of restricted shares was arbitrary and was not based upon any active trading market in the Company’s Common Stock. There was no liquidity applicable to the Company’s Common and no independent basis to price the shares.

(3) The issuance of the 3,083,333 shares issued in connection with the merger of PBI into SKNT was based upon Section 4 (2) under the Act, in an arm's length transaction. The book value of PBI at the date of the merger was $357,789, which represents a price of $.11 per share. There was limited liquidity and only very sporadic trading in the shares at the time of the merger and the issuance of restricted shares to Kaufman. We believe that the terms of the merger transaction with PBI was at the fair value of the restricted SKNT shares on the date of the merger. The 3,083,333 shares were issued to Stacy Kaufman and Cathy Kaufman as JTWROS.

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
The accompanying Notes to Consolidated Financial Statements are integral part of these Consolidated Financial Statements.

SKINTEK LABS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

	2000	1999

SALES	$1,032,655	$1,014,997
COST OF GOODS SOLD	588,843	584,708

GROSS PROFIT	443,812	430,289

OPERATING EXPENSES
Selling	146,365	254,960
General	151,881	135,677
Administrative	246,428	266,891
TOTAL OPERATING EXPENSES	544,674	657,528

INCOME (LOSS) FROM OPERATIONS	(100,862)	(277,239)

OTHER INCOME AND EXPENSES
Legal Settlements	64,245	-
Miscellaneous Income	-	38,351
Interest Income	4,227	5,280
Interest Expense	(1,657)	(2,214)
TOTAL OTHER INCOME (EXPENSE)	66,815	41,417

NET INCOME (LOSS) BEFORE PROVISION FOR
(BENEFIT FROM) INCOME TAXES	(34,047)	(185,822)

Provision for (Benefit from) Income Taxes	-	-

NET INCOME (LOSS)	$(34,047)	$(185,822)
NET INCOME (LOSS) COMMON STOCK:
Basic	$(.01)	$(.04)
Diluted	$(.01)	$(.04)

SHARES USED IN COMPUTING NET INCOME (LOSS) PER COMMON SHARE
Basic	5,921,271	5,123,921
Diluted	6,713,621	5,291,044
The accompanying Notes to Consolidated Financial Statements are integral part of these Consolidated Financial Statements.

SKINTEK LABS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

					Retained	Total
			Addi-	Stock	Earnings	Stock-
	Common Stock		tional	Subscrip-	(Accu-	holders'
	Number		Paid-in	tions	mulated	Equity
	of Shares	Amount	Capital	Receivable	Deficit)	(Deficit)

Balance, January 1, 1999	3,803,000	$3,803	$(22,642)	$-	$(298,212)	$(317,051)
March 31, 1999 converted $541,667 of merger consultant's note into
1,083,338 shares of common stock	1,083,338	1,083	540,584	-	-	541,667
Additional Merger Costs	-	-	(11,643)	-	-	(11,643)
July 6, 1999 issued 1,034,933 shares of common stock to merger consultant for $96,252 of consultant's
note and $392,287 cash due	1,034,933	1.035	516,432	(392,287)	-	125,180
Advances from merger consultant	-	-	-	18,000	-	18,000
Net loss	-	-	-	-	(185,822)	(185,822)
Balance, December 31, 1999	5,921,271	5,921	1,022,731	(374,287)	(484,034)	170,331
Advances from merger consultant	-	-	-	72,293	-	72,293
Net Loss	-	-	-	-	(34,047)	(34,047)
Balance, December 31, 2000	5,921,271	$5,921	$1,022,731	$(301,994)	$(518,081)	$208,577
The accompanying Notes to Consolidated Financial Statements are integral part of these Consolidated Financial Statements.

SKINTEK LABS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS YEARS ENDED DECEMBER 31, 2000 AND 1999

	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(34,047)	$(185,822)
Adjustments to Reconcile Net Income (Loss)
to Net Cash Used in Operating Activities:
Depreciation and Amortization	13,821	7,180
Decrease (Increase) in Accounts Receivable	22,818	(30,790)
Decrease (Increase) in Inventory	23,283	(109,440)
Decrease (Increase) in Income Taxes Receivable		28,948
Decrease (Increase) in Security Deposits	3,525	(1,860)
Increase (Decrease) in Accounts payable	(123,103)	(40,414)
Increase (Decrease) in Payroll Taxes Payable	(3,918)	(918)
Decrease in Income Taxes Payable	-	-
Increase in Settlements Payable	40,000	(9,000)
NET CASH (USED) PROVIDED IN OPERATING ACTIVITIES	(57,621)	(342,116)
CASH FLOW FROM INVESTING ACTIVITIES:
Loan Repayment from (Advances to) Stockholders (Net)	19,881	(46,544)
Purchases of Property and Equipment	(16,813)	(29,419)
Purchase of Intangible Assets	(2,803)	(24,439)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:	265	(100,402)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Note Payable	72,293	450,265
Principal payments on Long-Term Debt	(4,074)	-
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	68,219	450,265
NET INCREASE (DECREASE) IN CASH	10,863	7,747
CASH, BEGINNING OF PERIOD	$7,747	$-
CASH, END OF PERIOD	$18,610	$7,747
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,657	$2,214
Income Taxes	$0	$0

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
$10,532

NOTE 6 – STOCK TRANSACTIONS AND OPTIONS

Common Stock

The Company initially authorized 50,000 shares of $0.001 par value common stock. On April 22, 1997 the Company re-incorporated in Delaware through a merger with its wholly owned Delaware subsidiary. The Company changed its authorized capital to 30,000,000 shares of $0.001 par value. As of December 31, 1998, the Company had issued 4,318,000 shares of common stock. On March 31, 1999, 18,500,000 shares (pre-split) were issued to effect the merger with Performance Brands, Inc., which had a book value of $357,789 at the date of the merger, and 6,500,000 shares (pre-split) were issued in conversion of cash advances of $541,667 from the merger consultant. On May 12, 1999, the Company declared a 6 to 1 reverse stock split, leaving par at $.001, and changing the number of shares authorized to 50,000,000. On July 6, 1999, the Company issued an additional 1,034,933 shares of its common stock to the merger consultant for approximately $.50 per share including a subscription receivable of $392,287. As of December 31, 1999 and 2000, the Company had issued 5,921,271 shares of its common stock.

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

ITEM 10. EXECUTIVE COMPENSATION
					Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Award(1)	Securities Underlying Options/SAR	LTIP Payouts	All other compensation
		($)	($)	($)	($)	(#)	($)	($)
Marc Baker, President and Chairman	Since March 2001	0	0	0	0	0	0	0
Stacy Kaufman, President and Chairman	2000	112,115	0	0	0	500,000(1)	0	0
Stacy Kaufman, President and Chairman	1999	101,923	0	0	0	500,000(1)	0	0
Stacy Kaufman, President and Chairman	1998	65,942	0	80,000	0	0	0	0
Cathy Kaufman Secretary, Treasurer	2000	16,000	0	0	0	0	0	0
Cathy Kaufman Secretary, Treasurer	1999	6,350	0	0	0	0	0	0
Cathy Kaufman Secretary, Treasurer	1998	0	0	0	0	0	0	0
(1) Based upon the Company's 1999 Employment Agreement with Mr. Kaufman, options to purchase 2.5 million shares were granted, subject to vesting upon certain levels of cumulative revenues, discussed below. All options were exercisable at $.50 per share and no options were ever exercised. In connection with Mr. Kaufman's resignation effective March 16, 2001, all options, including the 500,000 that vested in each of 1999 and 2000 and the 1.5 million unvested unvested options were canceled and any and all rights of and obligations to Mr. Kaufman under the 1999 Employment Agreement terminated.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class Outstanding (1)
Common	Stacy Kaufman 1750 NW 65th Avenue Plantation, FL 33313	3,371,666 (2)	28.3%
Common	Cathy Kaufman 1750 NW 65th Avenue Plantation, FL 33313	3,083,333 (2)	25.9%
Common	Marc Baker, 2700 North 29th Avenue, Suite 305, Hollywood, FL 33020, President, Director	8,118,271(3)	68.1%
Common	All Officers and Directors as a Group (one person)	8,118,271(3)	68.1%
_________________________
(1) Based upon 11,921,271 shares at July 15, 2001.

(2) Includes 3,083,333 shares jointly owned of record and beneficially by Stacy Kaufman and his wife, Cathy Kaufman, as JTWROS, issued in connection with the merger of PBI in 1999 and 288,333 shares solely owned of record and beneficially by Stacy Kaufman, with respect to which Cathy Kaufman disclaims any beneficial interest, issued to Mr. Kaufman in November 1998 prior to the merger. Mr. Kaufman resigned as SKNT's sole executive officer and director on March 16, 2001.

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

In November 1998 as consideration for services to SKNT valued at $104,166 prior to the merger with PBI, Mr. Kaufman was issued 288,333 shares. As of December 31, 1998, and as reflected in Note 2 to the Notes to Consolidated Financial Statements, Stacy Kaufman, our former president and sole director, owed the Company $60,767. In March 1999 SKNT entered into a merger with PBI pursuant to which Stacy Kaufman was issued 3,083,333 shares in consideration for all of the shares of PBI, which had a book value of $357,789 at the date of the merger. During the year ending December 31, 1999, Mr. Kaufman repaid $42,000 and borrowed an additional $83,264. Interest of $5,280 was accrued, resulting in a balance of $107,311. This item was reflected in current assets in SKNT's consolidated balance sheet as due from stockholders at December 31, 1999, which was evidenced by an unsecured promissory note at an interest rate of 6%, principal and accrued interest due on demand or on December 31, 2000.

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

Reference is made to the discussion under Item 1, Description of Business and specifically to the discussion under "Recent Developments-Skintek Labs, Inc." related to SKNT's divestiture of PBI and the Share Transfer Agreement between SKNT, PBI and Kaufman, dated as of April 30, 2001, which is attached as Exhibit 10.1 to the amended Information Statement on Schedule 14C being filed by SKNT with the SEC. A summary of the material terms of the Share Transfer Agreement is disclosed in Item 1 above and in the Schedule 14C, which is incorporated by reference herein. As a result of the Share Transfer Agreement, SKNT has no assets and no liabilities and the amount formerly due from Kaufman at December 31, 2000 has been transferred to PBI as have all other assets and liabilities. The book value of the assets transferred was $217,131.

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
Dated: July 20, 2001