Form 10QSB/A
period 2001-03-31
SKINTEK LABS INC
filed 2001-07-23
CIK 1096208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-QSB/A

(Mark one)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission file number: 0-27565

SKINTEK LABS, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	84-1343594
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2700 North 29th Avenue, Suite 305, Hollywood, FL	33020
(Address of principal executive offices)	(Zip Code)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common Stock, $.001 par value 11,921,271 shares outstanding as of July 18, 2001.

Transitional Small Business Disclosure Format: Yes __ No X

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Page
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets	2-3
Consolidated Statements of Operations and Accumulated Deficit	3-4
Consolidated Statements of Cash Flows	4
Notes to Consolidated Financial Statements	4

SKINTEK LABS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2001 (Unaudited) AND DECEMBER 31, 2000

	March 31, 2001	Dec. 31, 2000
ASSETS
CURRENT ASSETS
Cash	$13,555	$18,610
Accounts receivable	79,908	24,861
Inventory	150,452	169,256
Due from Stockholders	67,139	87,430
TOTAL CURRENT ASSETS	311,054	300,157

Machinery and Equipment	30,960	30,960
Furniture and Fixtures	12,351	12,351
Office Equipment	19,193	19,193
Website	9,392	9,392
Leasehold Improvements	16,751	16,151
	88,647	88,047
Less Accumulated Depreciation	46,247	43,481
NET PROPERTY AND EQUIPMENT	42,400	44,566

OTHER ASSETS
Security Deposits	3,220	3,220
Patent and Trademarks (Less: Accumulated Amortization of
$2,295 in 2001 and $1,895 in 2000)	24,947	25,347
TOTAL OTHER ASSETS	28,167	28,567

TOTAL ASSETS	$381,621	$373,290

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$127,131	$101,751
Payroll Taxes Payable	1,246	776
Settlements Payable	15,000	40,000
Current Portion of Long-Term Debt	4,529	4,050
Note Payable	11,654	11,654
TOTAL CURRENT LIABILITIES	159,560	158,231

LONG TERM LIABILITIES
Long-Term Liabilities	4,930	6,482
TOTAL LIABILITIES	165,490	164,713
STOCKHOLDERS' EQUITY
Preferred Stock, $.001 Par Value, Non-Voting, 1,000,000 Shares
Authorized; None Issued and Outstanding	-	-
Common Stock, $.001 Par Value; 50,000,000 Shares
Authorized; 11,921,271 Shares Issued and Outstanding at March 31;
5,921,271 Shares Issued and Outstanding at December 31, 2000	11,921	5,921
Additional paid-in capital	2,216,731	1,022,731
Less: Stock Subscriptions Receivable	(283,629)	(301,994)
Retained earnings (accumulated deficit)	(1,727,892)	(518,081)
TOTAL STOCKHOLDERS' EQUITY	217,131	208,577
TOTAL STOCKHOLDERS' EQUITY AND LIABILITIES	$381,621	$373,290
The accompanying Notes to Consolidated Financial Statements are integral part of these Consolidated Financial Statements.

SKINTEK LABS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
	March 31,
	2001	2000

SALES	$285,418	$295,221
COST OF GOODS SOLD	146,775	219,590

GROSS PROFIT	138,643	75,631

OPERATING EXPENSES
Marketing and Selling	43,155	62,977
General	38,784	39,227
Administrative	1,267,575	62,650
TOTAL OPERATING EXPENSES	1,349,514	164,854

INCOME (LOSS) FROM OPERATIONS	(1,210,871)	(89,223)

OTHER INCOME AND EXPENSES
Interest Income	1,314	1,328
Interest Expense	(254)	(205)
TOTAL OTHER INCOME (EXPENSE)	1,060	1,123

NET INCOME (LOSS) BEFORE PROVISION FOR
(BENEFIT FROM) INCOME TAXES	(1,209,811)	(88,100)

Provision for (Benefit from) Income Taxes	-	-

NET INCOME (LOSS)	$(1,209,811)	$(88,100)

RETAINED EARNINGS (ACCUMULATED DEFICIT),
BEGINNING OF PERIOD	$(1,727,892)	$(484,034)
RETAINED EARNINGS (ACCUMULATED DEFICIT),
END OF PERIOD	$(527,892)	$(572,134)

NET INCOME (LOSS) COMMON STOCK:
Basic	$(.15)	$(.01)
Diluted	$(.13)	$(.01)

SHARES USED IN COMPUTING NET INCOME (LOSS) PER COMMON SHARE
Basic	7,987,938	5,921,271
Diluted	8,987,938	6,421,271
The accompanying Notes to Consolidated Financial Statements are integral part of these Consolidated Financial Statements.

SKINTEK LABS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
	March 31,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(1,209,811)	$(88,100)
Adjustments to Reconcile Net Income (Loss)
to Net Cash Used in Operating Activities:
Depreciation and Amortization	3,166	3,322
Stock Compensation	1,200,000
Decrease (Increase) in Accounts Receivable	(55,047)	(71,355)
Decrease (Increase) in Inventory	18,804	31,025
Decrease (Increase) in Security Deposits	-	(305)
Increase (Decrease) in Accounts payable	(25,380)	(20,357)
Increase (Decrease) in Payroll Taxes Payable	470	(2,212)
Increase in Settlements Payable	(25,000)	-
Increase in Due to Vendor	-	104,245
NET CASH (USED) PROVIDED IN OPERATING ACTIVITIES	(42,038)	(43,737)
CASH FLOW FROM INVESTING ACTIVITIES:
Loan Repayment from (Advances to) Stockholders (Net)	20,291	45,522
Purchases of Property and Equipment	(600)	(11,820)
Purchase of Intangible Assets	-	(686)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:	19,691	33,016
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Stock Subscriptions Receivable, net	18,365	8,000
Principal payments on Note Payable	(1,073)	(655)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	17,292	7,345
NET INCREASE (DECREASE) IN CASH	(5,055)	(3,376)
CASH, BEGINNING OF PERIOD	$18,610	$7,747
CASH, END OF PERIOD	$13,555	$4,371
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$254	$205
Income Taxes	$0	$0

SUPPLEMENTARY DISCLOSURE OF NON-CASH OPERATING ACTIVITIES:
In January 2000, Performance Brands, Inc. ("PBI" or the "Subsidiary") moved into its new office and warehouse facility. The build-out exceeded the allowance by $14,606. The Subsidiary agreed to repay the landlord by an unsecured promissory note with thirty-nine monthly payments of $429.95, principal and interest at the rate of 8.5%. See Note 3.

On March 16, 2001, the new president of the Company received 6,000,000 shares of the Company’s common stock as compensation. The stock was valued at $.20 per share based upon the closing bid price of the shares on March 16, 2001.

The accompanying Notes to Consolidated Financial Statements are integral part of these Consolidated Financial Statements.

SKINTEK LABS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with Notes to Financial Statements contained in the Company’s amended Annual Report on Form 10-KSB/A for the year ended December 31, 2000. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. See Note 4, Subsequent Event, below.

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

Note 2. Recission of Ultimate Warlock, Inc.

On or about February 21, 2001, the Company rescinded its acquisition of Ultimate Warlock, Inc., which had been reported on the Form 8-K filed September 22, 2000. This recission was reported on the Form 8-K filed March 7, 2001. The Company has not reflected any effect from this transaction in its current financial statements, as no costs were incurred, and no information is relevant to the past or future operating results of the Company.

Note 3. Stock Transaction

On March 16, 2001, a newly appointed board member was elected president and 6,000,000 shares of the Company’s common stock were issued as compensation. These shares of common stock issued as compensation was valued at $.20, the closing bid price of the Company's shares on the OTC:BB on March 16, 2001. These shares were issued so the president would have control of the company. As a result of this transaction, and his prior ownership of 2,118,271 shares, the president has 68.1% of the 11,921,271 issued and outstanding common stock.

Note 4. Subsequent Event

On April 30, 2001, the Company transferred to its former president all of the shares of its wholly-owned Subsidiary, Performance Brands, Inc., in exchange for a release of the obligations of the Company under the 1999 employment agreement between the former president and the Company, and the cancellation of  previously granted options, including vested options to purchase 1,000,000 shares and unvested options to purchase 1,500,000 shares held by the former president, and other consideration. This transaction was initially reported on the Schedule 14C filed on May 1, 2001. An amendment to the Schedule 14C was filed with the SEC on July 23, 2001, with respect to this transaction and the related share transfer agreement dated as of April 30, 2001.

The following are the proforma balance sheet and statement of operations for the Company without its Subsidiary as of March 31, 2001.

SKINTEK LABS, INC. AND SUBSIDIARY
PROFORMA BALANCE SHEET
MARCH 31, 2001
$0
TOTAL ASSETS
$0
TOTAL LIABILITIES

STOCKHOLDERS' EQUITY
Common Stock, $0.001 Par Value, 50,000,000
Shares Authorized, 11,921,271 Shares
Issued & Outstanding	11,921
Preferred Stock, $0.001 Par Value, Non-Voting,
1,000,000 Shares Authorized, 0 Shares
Issued & Outstanding
Additional Paid in Capital	1,511,394
Less: Stock Subscriptions Receivable	(283,629)
Retained Earnings (Accumulated Deficit)	(1,239,686)

TOTAL STOCKHOLDERS' EQUITY	0

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$0

SKINTEK LABS, INC. AND SUBSIDIARY
PROFORMA STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2001

SALES	$0
COST OF SALES	0
GROSS PROFIT	0
OPERATING EXPENSES
Administrative	1,203,564
TOTAL OPERATING EXPENSES	1,203,564
INCOME (LOSS) FROM OPERATIONS	(1,203,564)
Provision for Income Taxes	0
NET INCOME (LOSS)	(1,203,564)
RETAINED EARNINGS (ACCUMULATED DEFICIT),
BEGINNING OF PERIOD	(36,122)
RETAINED EARNINGS (ACCUMULATED DEFICIT),
END OF PERIOD	$(1,239,686)
NET INCOME (LOSS) COMMON SHARE
Basic	$(.15)
Diluted	$(.13)

SHARES USED IN COMPUTING NET INCOME
(LOSS) PER COMMON SHARE
Basic	7,987,938
Diluted	8,987,938

The following is a schedule of the assets and liabilities of Performance Brands, Inc. transferred from the Company in the April 30, 2001 transaction.

Cash	$13,555
Accounts Receivable	79,908
Inventory	150,452
Due from Stockholders	67,139
Net Property and Equipment	42,400
Net Patent and Trademarks	24,947
Accounts Payable	(127,131)
Payroll Taxes Payable	(1,246)
Settlements Payable	(15,000)
Note Payable	(11,654)
Long Term Debt	(9,459)
Net Assets Transferred	$217,131

Item 2. Management’s Discussion and Analysis

Overview

As used in this Quarterly Report, the terms "we", "us", "our", SKNT and the "Company" mean Skintek Labs, Inc., a Delaware corporation. On April 30, 2001 we entered into a Share Transfer Agreement with Performance Brands, Inc. ("PBI" or "Subsidiary") and our former president and sole director, Stacy Kaufman. In the agreement we transferred all PBI shares to Kaufman. As a result of this transaction, we are a non-operating company and are seeking a business combination.

Our current activity is limited to seeking a Business Combination. We will use our limited personnel and financial resources principally in connection with structuring and consummating a Business Combination. It may be expected that any Business Combination will involve the issuance of our shares of common stock. To the extent that common stock is used as consideration to effect a Business Combination, any available cash, of which there can be no assurance, will be used to finance the operations of the Target Business. At March 31, 2001, after retroactive adjustment for the Share Transfer Agreement, we had no cash or other current assets.

Forward-Looking Statements

To the extent that we make forward-looking statements in the "Management’s Discussion and Analysis" in this Quarterly Report, we emphasize that forward-looking statements involve risks and uncertainties and our acutal results may differ materially from those expressed or implied by our forward looking statements. All forward looking statements in this Quarterly Report reflect our current views about future events and are based on assumptions and are subject to risks and uncertainties. Generally forward-looking statements include phrases with words such as "expect", anticipate", "intend", "plan", "believe", "seek", "estimate" and similar expressions to identify forward-looking statements. Because these forward-looking statements involve risks and uncertainties, our actual results may differ materially from those expressed or implied by these forward-looking statements. All forward-looking statements in this Quarterly Report reflect our current views about future events and are based on assumptions and are subject to risks and uncertainties.

This Quarterly Report contains reference to our intent to explore and pursue new business opportunities as a result of our becoming a non-operating company following the disposition of PBI, our former wholly-owned Subsidiary, in the April 30, 2001 Share Transfer Agreement.  Any plan to pursue new business opportunities may involve certain estimates and plans related to us, which assumes certain events, trends and activities will occur and the projected information based on those assumptions. We do not know that any assumptions that we may make will be accurate. In particular, we do not know and cannot predict with any degree of certainty the growth in any business or industry in which we may seek to operate. If our assumptions are wrong about any events, trends and activities, and specifically about which business opportunity to pursue, if any, and because of our limited resources, then our efforts regarding and new business opportunity may also be wrong.

During the three months ended March 31, 2001, as adjusted to reflect the April 30, 2001 Share Transfer Agreement and our disposition of our Subisdiary, PBI, our pro forma statement of operations reflects that we had no revenues from any business operations. Our pro forma balance sheet reflects no assets or liabilities, all of which were transferred to PBI in connection with the Share Transfer Agreement.  Please read this amended Quarterly Report together with our amended Form 10-KSB/A for the year ended December 31, 2000, filed withe the SEC on July 20, 2001, and our amendment to our Schedule 14C filed with the SEC on July 23, 2001. This Quarterly Report does not contain any estimates and/or plans related to the industry in which we formerly operated.

Results of Operations

The discussion below is as of March 31, 2001, prior to the disposition of PBI in the Share Transfer Agreement on April 30, 2001. Reference is made to Note 4, Subsequent Events, to the financial statements included in this Form 10-QSB/A for the three month period ended March 31, 2001, which reflects the disposition of PBI.

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

Operating Expenses: We incurred total operating expenses of $1,349,514 during the period ended March 31, 2001 compared to total operating expenses of $164,854. Our marketing and sales expenses declined from $62,977 during the three-months period ended March 31, 2000 to $43,155 during the the period ended March 31, 2001. The higher marketing expenses during the period ended March 31, 20001 were mainly due to the introduction of a new product line during the first quarter of 2000. The most significant change was an increase in adminstrative expense which was $1,267,575 for the three-month period ended March 31, 2001 compared to $62,650 for the same period of the prior year. The administrative expense for the 2001 period included a non-cash expense of $1,200,000, related to the issuance of 6 million shares to our new president and sole director, which has been treated as compensation. The shares were issued for compensation at $.001 per share on March 16, 2001, on which date the closing bid price of the SKNT shares was $.20. We believe that this is a non-recurring expense and the transaction was for the purpose of giving our new president voting control.

Net Loss: We incurred a net loss of $1,209,811 during the period ended March 31, 2001 compared to a net loss of $88,100 during the three-months period ended March 31, 2000. The net loss for the quarter ended March 31, 2001 reflected the one-time charge of $1,200,000 related to the issuance of shares to our president at less than the market price which was treated as compensation.

Liquidity and Capital Resources

At March 31, 2001, prior to our disposition of PBI, we had current assets of $311,054 compared to current assets of $300,157 at December 31, 2000. Our current assets were mainly comprised of inventory. Our inventory declined by approximately 11% from year ended December 31, 2000. Accounts receivable increased from $24,861 at December 31, 2000 to $79,908 at March 31, 2001, an increase by 221%. We believe that our accounts receivable at March 31, 2001 were  all current and collectible, with and PBI did not grant return privileges. Amounts due from stockholders from our former president, Stacy Kaufman, decreased from $87,430 at December 31, 2000 to $67,139 at March 31, 2001. Our non-current assets decreased slightly from $44,566 at December 31, 2000 to $42,400 at March 31, 2001. Our total assets increased from $373,290 at December 31, 2000 to $381,621 at March 31, 2001. All of our assets and liabilities were transferred to PBI and Kaufman in the April 30, 2001 Share Transfer Agreement.

During the first quarter of our current fiscal year, our current liabilities increased only marginally from $158,231 at December 31, 2000, to $159,560 at March 31, 2001. Our accounts payable increased from $101,751 at December 31, 2000, to $127,131 at March 31, 2001. We decreased our obligations under a settlement from $40,000 to $15,000. Our long-term debt decreased from $6,482 at December 31, 2000, to $4,930 at March 31, 2001. Our total liabilities did not change materially between December 31, 2000 and March 31, 2001. We had positive working capital of $151,494 at March 31, 2001.

Our net cash used in operating activities decrease from $43,737 during the three-months period ended March 31, 2000 to $42,038 during the period ended March 31, 2001. This use of cash during the period ended March 31, 2000 resulted from a net loss of of $9,811, a increase in accounts receivable and payments in connection with a settlement. Cash provided by investing activities was $19,691 compared to $33,016 during the same period in the prior year. We received loan repayments of $20,291 during this quarter compared to loan repayments during the same quarter in the prior year. Cash provided by financing activities increased from $7,345 during the three-months ended March 31, 2000 compared to $17,292 during the period ended March 31, 2001. We received from our new president, Marc Baker, proceeds from previously issued stock of $18,365 and made payments on notes payable of $1,073 during the period ended March 31, 2001. Mr. Baker had been our merger consultant until March 16, 2001 when he became our director and president.

There can be no assurance that we will be able to fund any continuing expenses until we find and negotiate a new business opportunity, if ever.

While we are dependent upon limited interim payments made on our behalf by Mr. Baker to pay professional fees, we have no written finance agreement with Mr. Baker to provide any continued funding. Mr. Baker is presently negotiating on our behalf   with our attorney and our corporate securities compliance firm, CR Capital Services, Inc. to be paid for services in shares. No determination has been made regarding the amount or value of the shares.

We may determine to seek to raise funds from the sale of equity or debt securities, from bank or other borrowings or a combination thereof as part of any consideration in effecting a business combination. However, we have no commitments as of the date hereof to issue any securities, and cannot at this time predict whether equity or debt financing will become available at terms acceptable to us, if at all. We anticipate that in connection with a business combination, we will, in all likelihood, issue a substantial number of additional shares and to the extent that such additional shares are issued, our shareholders will experience a dilution in their ownership interest. Additionally, if a substantial number of our shares are issued in connection with the consummation of a business combination, a change in control  may be expected to occur.

There currently are no limitations on our ability to borrow funds to effect a business combination. However, our limited resources may make it difficult to borrow funds. The amount and nature of any borrowing by us will depend on numerous factors, including our capital requirements, potential lenders' evaluation of our ability to meet debt service on borrowing and the then prevailing conditions in the financial markets, as well as general economic conditions. We do not have any arrangements with any bank or financial institution to secure additional financing and there can be no assurance that such arrangements if required or otherwise sought, would be available on terms commercially acceptable or otherwise in our best interests. Our inability to borrow funds required to effect or facilitate a business combination, or to provide funds for an additional infusion of capital into any target business, may have a material adverse effect on our financial condition and future prospects, including the ability to effect a business combination. To the extent that debt financing ultimately proves to be available, any borrowing will subject us to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest. Furthermore, a target business may have already incurred debt financing and, therefore, subject us to all the risks inherent thereto.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to Part I, Item 3, "Legal Proceedings" in our Form 10-KSB/A filed on July 20, 2001.

Item 2. Changes in Security

During the three month period ended March 31, 2001, we issued 6,000,000 shares to our president, who is  an "accredited investors" as defined under Rule 501(a)(3) under the Act. These shares were not registered under the Act. We relied upon Section 4(2) and the private placement rules under the Act as the basis for the exemption from the registration requirements of the Act.

Item 3. Default Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None. Reference is made to our amended Schedule 14C Information Statement filed on July 23, 2001.

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit No.	Document Description
3(i)	Articles of Incorporation (filed as Exhibits 3.1, 3.2 and 3.3 to the Company's Registration Statement on Form 10-SB/12g and incorporated herein by reference)
3(ii)	Bylaws (filed as Exhibit 3.4 to the Company's Registration Statement on Form 10-SB/12g and incorporated herein by reference)
10	Material Contracts-Consulting Agreements and Employment Agreement (filed as Exhibits to Registration Statements on Form 10-SB/12g and incorporated herein by reference)
13	Form 10-KSB/A for the year ended December 31, 2000, filed on July 23, 2001 and incorporated herein by reference.
19(i)	Amended Schedule 14C Information Statement filed on July 23, 2001 and incorporated herein by reference.

(b) Form 8-K.

The Company filed a Current Report on Form 8-K on March 7, 2001 disclosing the decision to rescind the acquisition of Ultimate Warlock, Inc., previously reported on Form 8-K filed on September 22, 2000.

SIGNATURES

In accordance with Section 12 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKINTEK LABS, INC.
By: /s/ Marc Baker
Marc Baker, President and Director
Dated: July 23, 2001
Hollywood, FL