Form 10QSB
period 2001-06-30
SKINTEK LABS INC
filed 2001-08-02
CIK 1096208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-QSB

(Mark one)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2001

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common Stock, $.001 par value 11,921,271 shares outstanding as of July 25, 2001.

Transitional Small Business Disclosure Format: Yes __ No X

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Page
FINANCIAL STATEMENTS
Balance Sheets	2-3
Statements of Operations and Accumulated Deficit	3-4
Statements of Cash Flows	4
Notes to the Financial Statements	4

SKINTEK LABS, INC.
BALANCE SHEETS AS OF JUNE 30, 2001 (Unaudited) AND DECEMBER 31, 2000

	June 30, 2001	Dec. 31, 2000
ASSETS
CURRENT ASSETS
TOTAL CURRENT ASSETS	$0	$0

TOTAL OTHER ASSETS	0	0

TOTAL ASSETS	$381,621	$373,290

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
TOTAL CURRENT LIABILITIES	$0	$0

LONG TERM LIABILITIES
TOTAL LIABILITIES	0	0
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, $.001 Par Value, Non-Voting, 1,000,000 Shares
Authorized; None Issued and Outstanding	0	0
Common Stock, $.001 Par Value; 50,000,000 Shares
Authorized; 11,921,271 Shares Issued and Outstanding at June 30;
5,921,271 Shares Issued and Outstanding at December 31, 2000	11,921	5,921
Additional paid-in capital	1,227,265	29,701
Retained earnings (accumulated deficit)	(1,239,186)	(35,622)
TOTAL STOCKHOLDERS' EQUITY	0	0
TOTAL STOCKHOLDERS' EQUITY AND LIABILITIES	$0	$0
The accompanying Notes to the Financial Statements are integral part of these Financial Statements.

SKINTEK LABS, INC.
STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
	For the Three Months Ended		For the Six Months Ended
	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000
	(Unaudited)	(Unaudited &	(Unaudited)	(Unaudited &
		Restated)		Restated)
REVENUES	$0	$0	$0	$0

OPERATING EXPENSES
Administrative	0	2,935	1,203,564	2,935
TOTAL OPERATING EXPENSES	0	2,935	1,203,564	2,935

INCOME (LOSS) FROM OPERATIONS	0	(2,935)	(1,203,564)	(2,935)

NET INCOME (LOSS)	$0	$(2,935)	$(1,203,564)	$(2,935)

RETAINED EARNINGS
(ACCUMULATED DEFICIT), BEGINNING OF PERIOD	$(1,239,189)	$(32,687)	$(35,622)	$(35,687)
RETAINED EARNINGS
(ACCUMULATED DEFICIT), END OF PERIOD	(1,239,189)	$(35,622)	$(1,239,189)	$(35,622)

NET INCOME (LOSS) COMMON STOCK:
Basic	$(0.00)	$(0.00)	$(.13)	$(0.00)
Diluted	$(0.00)	$(0.00)	$(.13)	$(0.00)

SHARES USED IN COMPUTING NET INCOME (LOSS) PER COMMON SHARE
Basic	11,921,271	5,921,271	9,435,083	5,921,271
Diluted	11,921,271	5,921,271	9,435,083	5,921,271
The accompanying Notes to the Financial Statements are integral part of these Financial Statements.

SKINTEK LABS, INC.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
	JUNE 30,
	2001(Unaudited)	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(1,203,564)	$(2,935)
Adjustments to Reconcile Net Income (Loss)
to Net Cash Used in Operating Activities:
Issue Stock as Compensation	1,200,000	0
Payments Made by Consultant	3,564	2,935
NET CASH USED IN OPERATING ACTIVITIES	0	0
NET CASH USED IN INVESTING ACTIVITIES:	0	0
NET CASH PROVIDED BY FINANCING ACTIVITIES	0	0
NET INCREASE (DECREASE) IN CASH	0	0
CASH, BEGINNING OF PERIOD	$0	$0
CASH, END OF PERIOD	$0	$0
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$0	$0
Income Taxes	$0	$0

The accompanying Notes to the Financial Statements are integral part of these Financial Statements.

SKINTEK LABS, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

1. Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with Notes to Financial Statements contained in the Company’s Annual Report on Form 10-KSB/A for the year ended December 31, 2000. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

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

2. Rescission of Ultimate Warlock, Inc.

On or about February 21, 2001, the Company rescinded its acquisition of Ultimate Warlock, Inc., which had been reported on the Form 8-K filed September 22, 2000. This rescission was reported on the Form 8-K filed March 7, 2001. The Company has not reflected any effect from this transaction in its current financial statements, as no costs were incurred, and no information is relevant to the past or future operating results of the Company.

3. Stock Transaction

On March 16, 2001, a newly appointed board member was elected president, and 6,000,000 restricted shares of the Company’s common stock were issued to him as compensation. The stock was valued at $0.20 per share, the closing bid price of the shares on such date. These shares were issued so the president would have voting control of the Company and as a result of the March 16, 2001 transaction, the Company's president owns 68.1% of the issued and outstanding shares.

4. Divestiture of Performance Brands, Inc.

On April 30, 2001, the Company transferred all of its shares of its wholly-owned subsidiary Performance Brands, Inc. to the former president in exchange for a release of the obligations of the Company under the 1999 employment agreement between the former president and the Company, for the return of options held by the former president to purchase 2,500,000 shares of common stock in the Company, and other consideration. This transaction was first reported on the Schedule 14C filed on May 1, 2001 and the Share Transfer Agreement dated April 30, 2001  is attached as exhibit 19(ii) to the Definitive Information Statement on Schedule 14C filed with the SEC on August 1, 2001.

The accompanying financial statements were prepared as if this divestiture of PBI occurred on December 31, 1999. Consequently, the 2000 financial statements were restated.

Item 2. Management’s Plan of Operation

Overview

As used in this Quarterly Report, the terms "we", "us", "our", SKNT and the "Company" mean Skintek Labs, Inc., a Delaware corporation. On April 30, 2001 we entered into a Share Transfer Agreement with Performance Brands, Inc. ("PBI") and our former president and sole director, Stacy Kaufman. In the agreement we transferred all PBI shares to Kaufman. As a result of this transaction, we have become a non-operating company, no longer have any subsidiaries, and we are seeking a Business Combination.

Our current activity is limited to seeking a Business Combination. We will use our limited personnel and financial resources principally in connection with structuring and consummating a Business Combination. It may be expected that any Business Combination will involve the issuance of our shares of common stock. To the extent that common stock is used as consideration to effect a Business Combination, any available cash, of which there can be no assurance, will be used to finance the operations of the Target Business. At June 30, 2001, after retroactive adjustment for the Share Transfer Agreement, we had no cash or other current assets.

Forward-Looking Statements

To the extent that we make forward-looking statements in the "Management’s Plan of Operation" in this Quarterly Report, we emphasize that forward-looking statements involve risks and uncertainties and our actual results may differ materially from those expressed or implied by our forward looking statements. All forward looking statements in this Quarterly Report reflect our current views about future events and are based on assumptions and are subject to risks and uncertainties. Generally forward-looking statements include phrases with words such as "expect", anticipate", "intend", "plan", "believe", "seek", "estimate" and similar expressions to identify forward-looking statements. Because these forward-looking statements involve risks and uncertainties, our actual results may differ materially from those expressed or implied by these forward-looking statements. All forward-looking statements in this Quarterly Report reflect our current views about future events and are based on assumptions and are subject to risks and uncertainties.

This Quarterly Report contains reference to our intent to explore and pursue new business opportunities as a result of our becoming a non-operating company following the disposition of PBI, our former wholly-owned subsidiary, pursuant to the Share Transfer Agreement dated April 30, 2001.  Any plan to pursue new business opportunities may involve certain estimates and plans related to us, which assumes certain events, trends and activities will occur and the projected information based on those assumptions. We do not know that any assumptions that we may make will be accurate. In particular, we do not know and cannot predict with any degree of certainty the growth in any business or industry in which we may seek to operate. If our assumptions are wrong about any events, trends and activities, and specifically about which business opportunity to pursue, if any, and because of our limited resources, then our efforts regarding and new business opportunity may also be wrong.

During the three months ended June 30, 2001, as adjusted to reflect the Share Transfer Agreement dated April 30, 2001, and our disposition of our subsidiary, PBI, our statement of operations reflects that we had no revenues from any business operations. Our balance sheet reflects no assets or liabilities, all of which were transferred to PBI in connection with the Share Transfer Agreement.  Please read this Quarterly Report together with our amended Form 10-KSB/A for the year ended December 31, 2000, filed with the SEC on July 20, 2001, and our Definitive Information Statement on Schedule 14C filed with the SEC on August 1, 2001, and our Form 10-QSB/A for the three month period ended March 31, 2001 also filed on July 23, 2001. This Quarterly Report does not contain any estimates and/or plans related to the industry in which we formerly operated.

Results of Operations

The discussion below is as of June 30, 2001 and reflects our disposition of PBI in the Share Transfer Agreement on April 30, 2001. Reference is made to the Notes to the Financial Statements included in this Form 10-QSB for the three month period ended June 30, 2001, which reflects the disposition of PBI.

Revenues: During the three-month and six-month periods ended June 30, 2001 and 2000, we had no revenues.

Operating Expenses: During the three-month period ended June 30, 2001, we had no operating expenses, compared to operating expenses of $2,935 during the same period of the prior year. During the six month period ended June 30, 2001 we had operating expenses of $1,203,564 which includes a non-cash expense related to the sale of 6 million restricted shares to our new president on March 16, 2001, as reported in our Form 10-QSB/A for the period ended March 31, 2001 filed with the SEC on July 23, 2001. The 6 million shares were issued for compensation at $.001 per share on March 16, 2001, on which date the closing bid price of the SKNT shares was $.20. This non-recurring expense was in connection with the sale of voting control which was disclosed in our Schedule 14C Information Statement filed with the SEC.  Our operating expense for the six-month period ended June 30, 2000 was also $2,935.

Net Loss: During the three-month periods ended June 30, 2001 and 2000, our net loss was 0 and $2,935, respectively. Our net loss for the six-month periods ended June 30, 2001 and 2000, were $1,203,564 and $2,935, respectively. Our net loss per share was 0 for the three-month period ended June 30, 2001 and $0.13 for the six-month period ended June 30, 2001. During the same period of the prior year, the net loss per share was 0. The net loss for the six-month period ended June 30, 2001 reflected the one-time charge of $1,200,000 related to the issuance of shares to our president at less than the market price which was treated as compensation.

Liquidity and Capital Resources

At June 30, 2001, we had no assets or liabilities nor did we have any assets or liabilities at December 31, 2000. This reflects the restatement for the disposition of PBI as if it had occurred on December 31, 1999. See Note 4 to the Notes to Financial Statements. All of our assets and liabilities were transferred to PBI and Kaufman in the April 30, 2001 Share Transfer Agreement. Our accumulated deficit at June 30, 2001 increased to $1,227,265 compared to $35,622 at December 31, 2000. This was the result of the non cash expense of $1,200,000 related to the issuance of 6 million restricted shares to our president, a non-recurring expense, as discussed above.

We had no net cash used nor provided by operating activities. Changes in cash flow from operating activities are attributable to the non-cash compensation in the form of restricted shares. We also had no cash used in investing activities and no cash provided by financing activities for the six months ended June 30, 2001 and 2000.

There can be no assurance that we will be able to fund any continuing expenses until we find and negotiate a Business Combination, if ever.

While we are dependent upon limited interim payments made on our behalf by Mr. Baker to pay professional fees, principally related to accounting expenses, we have no written finance agreement with Mr. Baker to provide any continued funding. Mr. Baker is presently negotiating on our behalf  with our attorney and our corporate securities compliance firm, CR Capital Services, Inc. to be paid for services in shares. No determination has been made regarding the amount or value of the shares.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to Part I, Item 3, "Legal Proceedings" in our Form 10-KSB/A filed on July 20, 2001. All assets of liabilities of PBI were transferred in connection with the Share Transfer Agreement dated April 30, 2001, including any liabilities or claims under any pending proceeding.

Item 2. Changes in Security

During the three month period ended June 30, 2001, we did not issue any restricted shares.

Item 3. Default Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders. However, reference is made to our amended Schedule 14C Preliminary Information Statement filed on July 23, 2001 and Definitive Information Statement filed on August 1, 2001, regarding the divestiture of PBI by SKNT by the action taken by our board of directors and the consent of shareholders owning a majority of our issued and outstanding shares.

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit No.	Document Description
3(i)	Articles of Incorporation (filed as Exhibits 3.1, 3.2 and 3.3 to the Company's Registration Statement on Form 10-SB/12g and incorporated herein by reference)
3(ii)	Bylaws (filed as Exhibit 3.4 to the Company's Registration Statement on Form 10-SB/12g and incorporated herein by reference)
13	Form 10-KSB/A for the year ended December 31, 2000, filed on July 23, 2001 and incorporated herein by reference.
19(i)	Amended Schedule 14C Preliminary Information Statement filed on July 23, 2001and incorporated herein by reference.
19(ii)	Schedule 14C Definitive Information Statement filed on August 1, 2001 and incorporated herein by reference.

(b) Form 8-K.

The Company did not file a Current Report during the three-month period ending June 30, 2001.

SIGNATURES

In accordance with Section 12 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKINTEK LABS, INC.
By: /s/ Marc Baker
Marc Baker, President and Director
Dated: August 2, 2001
Hollywood, FL