Form 10QSB/A
period 2001-06-30
SKINTEK LABS INC
filed 2001-08-02
CIK 1096208

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

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Page
FINANCIAL STATEMENTS
Balance Sheets	2-3
Statements of Operations and Accumulated Deficit	3-4
Statements of Cash Flows	4
Notes to the Financial Statements	4

SKINTEK LABS, INC.
BALANCE SHEETS AS OF JUNE 30, 2001 AND DECEMBER 31, 2000

	June 30, 2001	Dec. 31, 2000
	(Unaudited)	(Restated)
ASSETS
CURRENT ASSETS
TOTAL CURRENT ASSETS	$0	$0

TOTAL OTHER ASSETS	0	0

TOTAL ASSETS	$0	$0

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
TOTAL CURRENT LIABILITIES	$0	$0

LONG TERM LIABILITIES
TOTAL LIABILITIES	0	0
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, $.001 Par Value, Non-Voting, 1,000,000 Shares
Authorized; None Issued and Outstanding	0	0
Common Stock, $.001 Par Value; 50,000,000 Shares
Authorized; 11,921,271 Shares Issued and Outstanding at June 30;
5,921,271 Shares Issued and Outstanding at December 31, 2000	11,921	5,921
Additional paid-in capital	1,227,265	29,701
Retained earnings (accumulated deficit)	(1,239,186)	(35,622)
TOTAL STOCKHOLDERS' EQUITY	0	0
TOTAL STOCKHOLDERS' EQUITY AND LIABILITIES	$0	$0
The accompanying Notes to the Financial Statements are integral part of these Financial Statements.

SKINTEK LABS, INC.
STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
	For the Three Months Ended		For the Six Months Ended
	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000
	(Unaudited)	(Unaudited &	(Unaudited)	(Unaudited &
		Restated)		Restated)
REVENUES	$0	$0	$0	$0

OPERATING EXPENSES
Administrative	0	2,935	1,203,564	2,935
TOTAL OPERATING EXPENSES	0	2,935	1,203,564	2,935

INCOME (LOSS) FROM OPERATIONS	0	(2,935)	(1,203,564)	(2,935)

NET INCOME (LOSS)	$0	$(2,935)	$(1,203,564)	$(2,935)

RETAINED EARNINGS
(ACCUMULATED DEFICIT), BEGINNING OF PERIOD	$(1,239,189)	$(32,687)	$(35,622)	$(35,687)
RETAINED EARNINGS
(ACCUMULATED DEFICIT), END OF PERIOD	(1,239,189)	$(35,622)	$(1,239,189)	$(35,622)

NET INCOME (LOSS) COMMON STOCK:
Basic	$(0.00)	$(0.00)	$(.13)	$(0.00)
Diluted	$(0.00)	$(0.00)	$(.13)	$(0.00)

SHARES USED IN COMPUTING NET INCOME (LOSS) PER COMMON SHARE
Basic	11,921,271	5,921,271	9,435,083	5,921,271
Diluted	11,921,271	5,921,271	9,435,083	5,921,271
The accompanying Notes to the Financial Statements are integral part of these Financial Statements.

SKINTEK LABS, INC.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
	2001(Unaudited)	2000(Unaudited
		and Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(1,203,564)	$(2,935)
Adjustments to Reconcile Net Income (Loss)
to Net Cash Used in Operating Activities:
Issue Stock as Compensation	1,200,000	0
Payments Made by Consultant	3,564	2,935
NET CASH USED IN OPERATING ACTIVITIES	0	0
NET CASH USED IN INVESTING ACTIVITIES:	0	0
NET CASH PROVIDED BY FINANCING ACTIVITIES	0	0
NET INCREASE (DECREASE) IN CASH	0	0
CASH, BEGINNING OF PERIOD	$0	$0
CASH, END OF PERIOD	$0	$0
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$0	$0
Income Taxes	$0	$0

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