Form 10KSB/A
period 2000-12-31
SKINTEK LABS INC
filed 2001-11-09
CIK 1096208

SCHEDULE 14C/A
(Rule 14c-101)
INFORMATION REQUIRED IN INFORMATION STATEMENT
SCHEDULE 14C INFORMATION

Information Statement Pursuant to Section 14(c) of the Securities Exchange Act of 1934

Check the appropriate box:
/X/ Preliminary information statement, amended
/ / Confidential, for use of the Commission only (as permitted by Rule 14c-5(d)(2))
/ / Definitive information statement

SKINTEK LABS, INC.
(Name of Registrant as Specified in Its Charter)

Payment of Filing Fee (Check the appropriate box):
/ / No fee required.
/X/ Fee computed on table below per Exchange Act Rules 14-c5(g) and 0-11.

(1) Title of each class of securities to which transaction applies: Common Stock, $.001 Par Value

(2) Aggregate number of securities to which transaction applies: N/A

(3) Per unit price or other underlying value of transaction computed pursuant to Exchange Act Rule 0-11 (set forth the amount on which the filing fee is calculated and state how it was determined): $217,131, based upon the value of the net assets of the wholly-owned subsidiary being transferred pursuant to the Share Transfer Agreement.

(4) Proposed maximum aggregate value of transaction: $217,131 based upon value of the net assets of the subsidiary.

(5) Total fee paid:  $43.43

Proposed Maximum Aggregate Value of Transaction	Filing Fee
$217,131	$43.43

/X/	Fee paid previously with preliminary materials.
/ /	Check box if any part of the fee is offset as provided by Exchange Act Rule 0-11(a)(2) and identify the filing for which the offsetting fee was paid previously. Identify the previous filing by registration statement number, or the Form or Schedule and the date of its filing.

(1) Amount Previously Paid:
(2) Form, Schedule or Registration Statement No.:
(3) Filing Party:
(4) Date Filed:

AVAILABLE INFORMATION

We are subject to the informational requirements of the Securities Exchange Act of 1934, and in accordance with the Exchange Act we file reports, proxy/information statements and other information with the Securities and Exchange Commission. You may inspect and copy the reports, proxy/information statements and other information filed by us with the Commission at the public reference facilities maintained by the Commission at Room 1024, 450 Fifth Street, N.W., Washington, D.C. 20549, and as well as the Commission's Regional Offices. You may also call the Commission at 1-800-SEC-0330 for more information about the public reference room, how to obtain copies of documents by mail or how to access documents electronically on the Commission's Web site at (http://www.sec.gov).

Table of Contents

Item 1. Information Required by Items of Schedule 14C	2
Summary Term Sheet	3
Background of Skintek Labs, Inc.	4
Information About PBI Required by Schedule C of Form S-4	4
Skintek Lab's Former Business	4
Management's Discussion and Analysis For the Period Ended June 30, 2001 and 2000	8
The Stockholder Consent and Director Approval	8
The PBI Share Transfer Agreement	9
(1) Background and Material Features of the PBI Share Transfer Agreement	9
(2) Obligations under 1999 Employment Agreement	9
(3) Consent by Majority Shareholder	10
(4) Opinion of Valuation	10
(5) Reasons for the PBI Share Transfer Agreement	10
(6) Conduct of Business Following the Share Transfer	11
(7) Risk Factors	14
(8) Unaudited Balance Sheet as of June 30, 2001 Following the Transaction	18
(9) Federal Income Tax Consequences	19
Item 2. Statement That Proxies Are Not Solicited	19
Item 3. Interest of Certain Persons in or Opposition to Matters to Be Acted Upon.	19
Additional Disclosure Related to Mr. Baker as Merger Consultant	20
Section 16(a) Beneficial Ownership Reporting Compliance	20
Business Experience of Principal	21
Potential Conflicts of Interest	22
Item 4. Proposals by Security Holders	22
Exhibits	23
10.1 Share Transfer Agreement	23
10.2 List of PBI Assets and Liabilities	27

SKINTEK LABS, INC.
2700 NE 29th Avenue, Suite 304
Hollywood, FL 3302o
(954) 923-4438
November __, 2001

AMENDED PRELIMINARY INFORMATION STATEMENT

We Are Not Asking You for a Proxy and You are Requested Not to Send Us a Proxy

Item 1. Information Required by Items of Schedule 14C.

This Information Statement is being mailed to the stockholders of Skintek Labs, Inc., a Delaware corporation, also referred to as the "SKNT", "we", "us" and "our", pursuant to the requirements of Regulation 14C under the Exchange Act  in connection with an action taken by written consent of the holders of a majority of our outstanding voting stock. This Information Statement also constitutes notice of action relating to a Share Transfer Agreement involving the disposition by SKNT of all shares of  Performance Brands, Inc. ("PBI"), our former wholly owned subsidiary, to Stacy Kaufman ("Kaufman"), our former sole executive officer and director and a principal shareholder, as discussed below. This action was taken without a meeting pursuant to Section 141 and 228(a) of the Delaware General Corporation Law.

As a result of the Share Transfer Agreement, SKNT will become a public shell company with no operations or assets. The only business activities that will be conducted by SKNT will be to seek potential business combinations and continuing to remain current under the reporting requirements of the Exchange Act. This Information Statement contains information regarding our change of management and the disposition of all of our assets and liabilities as discussed below. See the discussion under "Risk Factors" below including risks associated with any future acquisition of a non-reporting company, potential dilution to SKNT shareholders from any reverse merger relating to any acquisition of a non-reporting company.

SUMMARY TERM SHEET - SHARE TRANSFER AGREEMENT

The following is a summary of the material terms of the Share Transfer Agreement and the related transactions. Reference is made to, and this summary is qualified in its entirety by, the more detailed information contained elsewhere in this Information Statement and in the attached Exhibits:

•  SKNT will transfer all shares of  Performance Brands, Inc. ("PBI"), our wholly-owned subsidiary, to  Stacy Kaufman, our former president, director and control shareholder. The transfer is being made pursuant to a Share Transfer Agreement that we have attached as Exhibit 10.1. See the discussion under "Background and Material Features of the PBI Share Transfer Agreement" below. We have disclosed our reasons for entering into the Share Exchange Agreement  under "Reasons for the PBI Share Transfer Agreement" below. The principal reasons for our decision to dispose of PBI were the financial underperformance of PBI and our difficulties in funding PBI's continued operations. See the discussion under "Information About PBI-Skintek Lab's Former Business" and "Management's Discussion and Analysis" and the discussion under "Reasons for the PBI Share Transfer Agreement" below.

• The value of net assets transferred to Kaufman in connection with the Share Transfer Agreement is $217,131. The List of Assets and Liabilities transferred is attached as Exhibit 10.2 hereto. This constituted all of our assets and liabilities. As a result of this Share Transfer Agreement we will be a non-operating company with no assets or liabilities and will seek to explore potential business combinations with entities which our management believes will have greater potential for growth and profitability.
• In connection with the Share Transfer Agreement, Kaufman resigned as an officer and director of SKNT on March 16, 2001 and agreed to waive any rights that he has or may have had under his 1999 Employment Agreement, including rights to purchase 1,000,000 option shares at $.50 per share which had already vested and contingent rights under the option to purchase an additional 1.5 million shares at $.50, in increments of 500,000 shares, based upon SKNT achieving cumulative revenues of  $2,548,000, $3,757,000 and $5,209,120, respectively. Options to purchase 500,000 shares vested when SKNT achieved cumulative revenues of $700,000 and an options for additional 500,000 shares vested when SKNT achieved cumulative revenues of $1,540,000. The option with respect to the remaining 1.5 million shares had not vested as of the date of Kaufman's resignation. The options had no intrinsic value, because the exercise price was in excess of the closing bid price of the SKNT shares on the OTC:BB during the past thirty days.

• Prior to Kaufman's resignation as our sole executive officer and director on March 16, 2001, Kaufman, as the sole director, elected Marc Baker as a director of SKNT. Mr. Baker had previously served as SKNT's merger consultant and had made net cash advances of $637,919 to SKNT during the period from March to July, 1999 as merger consultant. The total net cash advances made by Baker while he was merger consultant, from March 1999 through March 2001 was $740,577. These total cash advances were converted into 2,118,271 restricted SKNT shares that were issued from March 1999 to July 1999. Reference is made to the disclosure in Item 3, "Interest of Certain Persons In or Opposition to Matters To Be Acted Upon" and the subcaption "Additional Disclosure Related to Mr. Baker as Merger Consultant".

On March 16, 2001, contemporaneous with the resignation of Mr. Kaufman, Mr. Baker was issued 6 million shares which provided him with voting control of SKNT for no consideration. The closing bid price of the SKNT shares was $.20 on March, 16, 2001, the date of the transaction, although no shares traded on that date and there has been no actual trading market in the SKNT shares for some time. However, we have expensed the sum of $1,200,000 as a non-cash expense in connection with this transaction, based upon the closing bid price of $.20. Other than the total net cash advances made by Mr. Baker of $740,577, no other cash has been advanced nor have payments been made on behalf of SKNT. All subscriptions payable or receivable with respect to Mr. Baker have been canceled, effective with his acquisition of control. Reference is made to the disclosure below in Item 3, "Interest of Certain Persons In or Opposition to Matters To Be Acted Upon" and the subcaptions "Additional Disclosure Related to Mr. Baker as Merger Consultant" and "Business Experience of Principal" below.

Background of Skintek Labs, Inc.

We were incorporated under the name Biologistics, Inc. under the laws of Colorado on December 13, 1994, to engage in clinical consulting, contract packaging and labeling services. We never had any operations. On April 22, 1997, we merged into a subsidiary that was organized under the name Biologistics, Inc. under the laws of Delaware on March 19, 1997, and became a Delaware corporation. We organized PBI Acquisition Corp. as a wholly-owned subsidiary on March 31, 1999, and on the same date our wholly-owned subsidiary entered into a merger agreement with and was merged into PBI Acquisition Corp. resulting in PBI becoming our wholly-owned subsidiary. In consideration for the merger, the former PBI shareholders, Stacy Kaufman and Cathy Kaufman, were issued 18,500,000 shares, which were adjusted for a one for six reverse recapitalization into 3,083,333 shares. The book value of PBI was $357,789 at the date of the merger in March 1999.

The purpose of of the merger between SKNT and PBI was to enable SKNT to become an operating company. Since its incorporation on September 21, 1995 under the laws of Florida, PBI was engaged in the sale of products for skin fitness, self-tanning, sun protection and nutrition. PBI's products were sold through direct mail, drug chains, mass market outlets, health food stores, gyms, and tanning, nail and hair salons, as well as private label sales. Our sole business and operations since the merger of PBI into SKNT in March 1999 and prior to our entering into the Share Transfer Agreement with Kaufman was the business and operations of PBI. In connection with the merger of PBI into SKNT, we entered into a 1999 Employment Agreement with Kaufman which is discussed below under "Obligations Under 1999 Employment Agreement".

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

Information About PBI Required by Schedule C of Form S-4

The following discussions under "Skintek Lab's Former Business" and "Management's Discussion and Analysis for the Period Ended June 30, 2001 and 2000" relates to our business while we operated Performance Brands, Inc. Shareholders should understand that we divested the business and all assets and liabilities of PBI in the April 30, 2001 Share Transfer Agreement and therefor the following disclosure is for information purposes only. We no longer operate or own PBI.

Skintek Lab's Former Business

General: SKNT, though its former subsidiary, Performance Brands, Inc., was in the skin fitness, self-tanning, sun protection and nutrition business since 1995.  The discussion under this subcaption was derived from our Form 10-KSB/A for our fiscal year ended December 31, 2000, and relates to our former operations in the skin fitness business. The skin fitness, self-tanning and sun protection business is part of the Sun and Body Care Industry, which is a highly competitive industry. PBI's products were sold though direct mail, drug chains, mass market outlets, health food stores, gyms, and tanning, nail and hair salons, as well as private label sales.

While the Sun and Body Care Industry has experienced growth,  in part, because of the increasing public awareness of the potential danger to skin and health from prolonged exposure to the sun and the fact that the ozone layer will continue to erode over the next 20 years, we found that we were not continuing to grow. Our former management and our principal shareholders Stacy Kaufman, who founded PBI and was its chairman and president, and Marc Baker, who was our merger consultant and invested in our business, and became our president in March 2001 upon the resignation of Mr. Kaufman  believed that SKNT would benefit by the trend toward products with higher SPFs (Sun Protection Factor). SPFs are the measure of the UVB protection in a sun care product and from the trend in the US for the use of sunscreen products year-round.  Notwithstanding the foregoing, SKNT was not able to successfully exploit the growth within its industry because of limited cash flow from operations and this led to the determination to divest PBI. See the discussions under "Reasons for the PBI Share Transfer Agreement" below.

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

In addition to PBI's line of sun-care products, we also marketed a line of body washes, which we believed were enjoying increasing consumer use and acceptance generally throughout the industry. In fact, until approximately four to five years ago, most Americans relied upon bar soaps and wash clothes for their personal cleansing needs but we estimate that 25% or more of the population have already changed the way they bathe, using body washes and cleansing puffs rather than bar soap. After their introduction in 1994, body washes became a growing trend in the personal cleansing category and we believed that this trend to liquid soaps would be of benefit to our business.

Competition and Ease of Entry Into The Sun and Body Care Industry: There are few barriers to entry into the sun and body care industry and there exists substantial competition in the industry. Virtually all of PBI's competitors have longer operating history, far greater financial, personal and other resources, with substantial product lines and sales and marketing budgets and proven records of success than PBI. Among other entities that we had to compete with include the very large corporations such as Cheesebrough-Pond's(R), Gillette(R), Proctor & Gamble(R) and Lever Brothers(R), and the smaller, but well-established companies such as Tom's of Maine(R) and Freeman Cosmetics(R). These latter two companies have entered and established themselves in the specialized body wash product market.

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

In order  to be competitive, we had to devote substantial funds and time, including professional and management, and retain outside marketing experts, to promote our product line, SOAPSCREEN(R), which involved relatively   high front-end cost compared to our resources. We were not able to continue to finance our selling and marketing expense from cash flow from operations. As noted above and in reflected in our financial statements, the principal reason we were able to experience a decrease in loss from operations from 1999 to 2000 was primarily from the decrease in selling and marketing expenses, from $254,960 in 1999 to $146,365 in 2000. See also the discussion under "Management's Discussion and Analysis" below.

Our ability to compete was also dependent upon our success in establishing our products in the field of SPF soaps/body washes. Sunscreens have been used as a major ingredient in face creams for several years by major manufacturers, with which we had to compete. For our professional skin fitness line, sold in gyms and health food stores, we had one principal competitor, Jan Tana. Notwithstanding our belief  that we would be able to successfully compete, there was no assurance that we would generate sufficient cash flow from operations to fund our selling and marketing expenses and expenses associated with being a public company reporting under the Exchange Act. Following our year ended December 31, 2000, we determined that SKNT, on a consolidated basis, would not  be able to compete with our competitors that have established presence in the sun and body care industry.

While we were required to compete with larger, more established firms, our primary focus was to market our products into niche markets for specialty  skin care products with sunscreens. Our professional tanning product line, sold under the ProTan(R) name, is distributed to the professional gym/health club and the health food markets. These are examples of the niche markets where we believed that we could grow because competition was not as intense. However, intense competition was confronted in our efforts to develop and grow in "niche" markets. Our ProTan(R) line competes with six key producers, including the established Australian Gold(R), California Tan(R), Swedish Beauty(R), Supre(R), Power Tan(R) and Most(R). Prior to our determination to divest PBI, we believed and PBI's management continues to believe that PBI will be able to successfully compete on the basis of quality and price in the market for its ProTan(R) line and PBI's other products.

Our ability to compete was adversely effected by our limited number of employees. Prior to the Share Transfer Agreement, we had five employees including Stacy Kaufman, our former president and sole executive officer. We were also dependent upon continued success in accessing distribution channels and an ability to fund increasing selling and marketing expenses from cash flow from operations. We had projected  that the budget for selling and marketing expenses, in order to be successful, should be approximately $1,000,000 during the twelve month period ended March 31, 2002. Mr. Baker and Mr. Kaufman concluded that financing in this amount would not be achievable through the sale of SKNT shares, nor would PBI have a positive cash flow from operations.

The Bar and Liquid Soap Industry:   While there exists a current trend in the industry toward increased use of to liquid soaps,  approximately one-quarter of users have changed the way they bathe, using body washes and cleansing puffs instead of bar soaps. Introduced in 1994, they become the fastest growing trend in the personal cleansing category. The growth pattern of body washes has attracted a variety of products from many manufacturers, including the long- established and financially strong companies such as Cheesebrough-Pond's(TM), Gillette(R), Procter & Gamble(R), and Lever Bros.(R). The industry also includes established smaller producers such as Tom's of Maine(R) and Freeman Cosmetics(R), which have also entered and become competitive in the specialized body wash products into the market.

Sources of Supply: The component ingredients for PBI's products are manufactured by third parties and during 1999 and 2000 we were not dependent upon any single manufacturer, and that other sources of supply would be available, if necessary.   We believe that Cosmetic Corporation of America, located in Medley, FL ("CCA"), the prime filler for PBI's products, is operating with excess capacity and therefore should be able to provide its component ingredients and services to PBI for the foreseeable future. PBI has also sourced component ingredients for its products  from other manufacturers, including Custom Manufacturing Corporation, located in Medley, FL, Farmanatural, located in Davie, FL, Five Star Brands LLC, located in Grand Rapids, MI and D'Arcy Revolutionary Skincare, located Boca Raton, FL. As a result of the Share Transfer Agreement, we have become a non-operating company and are not dependent upon the business and development of PBI and its product lines.

Sales, Marketing and Distribution of Products: During 1999 and 2000 and prior to our divestiture of PBI, our sun and body care products were sold through a variety of retail outlets, including drug chains, grocery/supermarkets, health food stores, and tanning nail and hair/beauty salons, among other outlets. We owned and PBI continues to own the following registered or trademarked proprietary names: ProTan(R), SOAPSCREEN(R), Sunscreen Barrier System(R), Earthen Naturals(TM), Earthen Treasures(TM), Beauty Bites(TM), and Meta Slim 2000(TM), Slim Tan(TM), Quick Tan(TM). In addition, there is a patent pending and several PCT patents pending for PBI's liquid body wash and sunscreen compositions. During 1999, 2000 and through the divestiture of PBI, our products were marketed and sold under the names ProTan(R), SOAPSCREEN(R), System(R), Earthen Naturals(TM), Earthen Treasures(TM), and there are plans to commence marketing efforts under the trade names, Beauty Bites(TM) and Meta Slim 2000(TM). All of these assets have been transferred to PBI in connection with the Share Transfer Agreement. Prior to the Agreement, we also utilized approximately fifty wholesale distributors to market and sell our products, which distributors also inventoried, shipped and billed our former customers directly, as part of their distribution services.

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

Government Regulations: There are no specific regulations or approvals required by or from the Federal or state government or any agency for the products manufactured and sold by our former subsidiary, and all the products are manufactured under GRAS ("Generally Recognized as Safe") for the cosmetic industry.

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

Also, while the skin care industry is basically self-regulated, the FDA regulations do apply to fragranced personal care products, perfumes and cosmetics. Since there are limitless skin care formulations recognized as "trade secrets", the actual impact of the FDA regulation is limited. However, by law, all the ingredients of a product must be listed on the label. These are listed in order of predominance, which means the percentage of the make-up or composition of each product.

At present, the FDA does not require safety testing on any ingredient that goes into cosmetics or perfumes. Only once the product is on the market does the FDA have any regulatory authority. The FDA must prove in court that the product is unsafe before it can require the product to be removed from the marketplace. Nevertheless, on many occasions, manufacturers will voluntarily recall a product that is in question, either as a result of the manufacturer's own determination or any public report, or otherwise. The FDA does not require companies to register with the FDA, file the ingredients used, or even keep a record of injuries related to use of their products. In the event of any recall of one or more of PBI's products, there existed a potential adverse impact on our revenues from any recalled product. None of PBI's  products are hazardous or contain any hazardous additives and therefore, we do not believe that there could exist any claim against SKNT from consumers or any businesses that bought and used PBI's products during the period that PBI was our wholly-owned subsidiary. In connection with the Share Transfer Agreement, we also transferred all of the assets and liabilities of PBI, which constituted all of our assets and liabilities. The value of the net assets transferred was $217,131 and was reported in our Form 10-QSB/A for the three month period ended March 31, 2001.

Management's Discussion and Analysis

This disclosure for the period ended June 30, 2001 compared to June 30, 2000 includes PBI and its operations as of such dates. However, as we have disclosed in this amendment to our Preliminary Information Statement of Schedule 14C, we disposed of the assets and liabilities of PBI in April 2001 pursuant to the Share Transfer Agreement between SKNT and Stacy Kaufman.

Results of Operations

During the three month period ended June 30, 2001, PBI had sales of $71,046 compared to sales of $330,503 for the same period of the prior year. During the six month period ended June 30, 2001, PBI's sales were $356,464 compared to $625,724 for the six month period ended June 30, 2000. This represents a decline of approximately 43% for the six month period ended June 30, 2001. The reason for the decline in sales during the recent quarter and the six month period was attributable to a significant decline in expenditures in sales and marketing. Our sales also declined because of the overall downturn in the economy.

For the three and six-month periods ended June 30, 2001, our net income (loss) was $1,085, or $.00 per share, and ($1,208,726), or ($.13) per share, respectively. This is compared to net income (loss) of  $31,687, or $.01 per share, and ($56,413) or ($.01) per share during the three and six -month periods ended June 30, 2000.  The significant net loss for the six month period ended June 30, 2001 was the result of the non-cash expense of $1,200,000 related to the issuance of 6 million shares to Marc Baker, for no consideration, on March 16, 2001, on which date the closing bid price of the shares was $.20. This transaction was completed to give Mr. Baker voting control of SKNT. There has been no active trading market in the shares since the issuance of the shares to Mr. Baker.

Liquidity and Capital Resources

At June 30, 2001, our current assets did not change significantly as compared to current assets of $300,157 at December 31, 2000.

Our current liabilities increased only slightly from $158,231 at December 31, 2000 to $170,031 which increase was principally due to a slight   increase in accounts payable. At the date of the divestiture of PBI, there was a trend related to the deteriorating economy which had an adverse impact upon our liquidity. PBI had no plans for any significant capital expenditures. PBI's declining marketing budget adversely effected sales, which decreased working capital.

Inflation did not have a material effect upon our operations.  PBI is not exposed to material risk based on interest rate fluctuation, exchange rate fluctuation, or commodity price fluctuation.

The Stockholder Consent and Director Approval

Under Section 228 of the General Corporation Law of Delaware, and unless otherwise provided in a corporation's certificate of incorporation, the stockholders of a corporation can consent in writing to an action without prior notice, without a vote, in lieu of a meeting, to an action that may have been taken at a meeting. Under Section 141 of the General Corporation Law of Delaware the board of directors of a corporation is also empowered to approve actions related to the sale or exchange of shares, or the sale, lease or exchange of all or substantially all of its assets.  Marc Baker, SKNT's sole executive officer and director and the record and beneficial owner of 8,118,271 shares or  68.1% of SKNT's issued and outstanding shares following the issuance and sale to Mr. Baker of 6 million shares on March 16, 2001, ratified and approved the Share Transfer Agreement transferring all PBI shares to Kaufman, by his consent by written resolution to the adoption of the Share Transfer Agreement effective April 30, 2001. On March 16, 2001, contemporaneous with the resignation of Mr. Kaufman,  Mr. Baker acquired voting control of SKNT by the issuance to Mr. Baker of 6 million shares of SKNT for no consideration. The price of -0- per share to Mr. Baker was less than the closing bid price of the shares of $.20 on March, 16, 2001, the date of the transaction, although no shares traded on that date and there has been no actual trading market in the SKNT shares. As a result, we have expensed $1,200,000 as non-cash compensation, which was reflected in our Form 10-QSB for the period ended June 30, 2001. See Item 3, "Interest of Certain Persons In or Opposition to Matters To Be Acted Upon" below.

While no federal or state regulatory approvals are required, SKNT must file a Preliminary Information Statement on Schedule 14C and a Definitive Information Statement on Schedule 14C under the Exchange Act. This filing constitutes a further   amendment to the Preliminary Information Statement on Schedule 14C which was filed on May 1, 2001 with the SEC.

The PBI Share Transfer Agreement

(1) Background and Material Features of the PBI Share Transfer Agreement

SKNT was incorporated under the name "Biologistics, Inc." as a Colorado corporation on December 13, 1994. On April 22, 1997, Biologistics, Inc. merged into its wholly-owned subsidiary, and became a Delaware corporation.

PBI was incorporated in the State of Florida on September 21, 1995, to engage in the wholesale and retail distribution and sale of a variety of products for the skin-care market. On March 31, 1999, SKNT acquired PBI as a wholly-owned subsidiary through an exchange of 3,083,333 SKNT shares (after adjustment for a one-for-six reverse share recapitalization) for all of the PBI shares owned by PBI's founders, Stacy and Cathy Kaufman ("Kaufman"). During 1999 and 2000 and through the date of his resignation from SKNT on March 16, 2001, Mr. Kaufman was our sole director, executive officer and a control shareholder. Prior to the resignation, Mr. Kaufman owned 3,371,666 shares, excluding 1,000,000 shares underlying an option that was canceled, or 55.2% of SKNT's 5,921,271 issued and outstanding shares. Mr. Kaufman's percentage ownership was prior to the issuance of 6 million SKNT shares to Mr. Baker.  After the issuance of the 6 million shares to Marc Baker, we had a total of 11,921,271 shares issued and outstanding, which reflects the cancellation of 1,000,000 shares underlying vested options granted to Kaufman under his 1999 Employment Agreement. At the same date Mr. Kaufman agreed to the cancellation of unvested options to purchase an additional 1.5 million shares.

SKNT entered into an Share Transfer Agreement, dated as of April 30, 2001 (attached as Exhibit 10.1 hereto),  between SKNT, Stacy Kaufman, our former president and sole director, and his wife, Cathy Kaufman, who served as our secretary and treasurer. In the Share Transfer Agreement we agreed to transfer all PBI shares to Kaufman, who was the founder of PBI and operated PBI as a private company prior to the 1999 merger between PBI and SKNT, in exchange for Kaufman's release of any claims that Kaufman had or may have had under Kaufman's 1999 Employment Agreement dated March 30, 1999 and the rights of Kaufman to vested and unvested options granted to Kaufman under the Employment Agreement. The obligations are summarized below under "Obligations Under the 1999 Employment Agreement".  On March 16, 2001, Mr. Kaufman resigned as an officer and director of SKNT, but immediately prior to his resignation, Mr. Kaufman elected Marc Baker to SKNT's board of directors and Mr. Baker became SKNT's sole director. Following his appointment, Mr. Baker appointed himself as SKNT's president.

(2) Obligations Under 1999 Employment Agreement

Under the 1999 Employment Agreement with Stacy Kaufman, he was entitled to a base annual salary of $100,100, subject to an annual increase of 10% and a bonus based upon SKNT's performance as determined by SKNT's board of directors. During 1999 and 2000, Mr. Kaufman was also our sole director. Mr. Kaufman had been granted common stock purchase options by SKNT under the 1999 Employment to purchase 2,500,000 SKNT shares at a price of $.50 per share, options to purchase 500,000 shares had already vested based upon SKNT achieving cumulative revenues of $700,000 and the option to purchase an additional 500,000 shares had vested based upon SKNT achieving cumulative revenues of $1,540,000. The right under the option to purchase the additional 1.5 million shares was unvested. The vesting provision provided for  increments of 500,000 shares  was contingent  based upon SKNT achieving cumulative revenues of $2,548,000, $3,757,000 and $5,209,120, respectively. The option exercise price with respect to the entire 2.5 million shares was in excess of the closing bid price of the SKNT shares on the OTC:BB during the past thirty days and as a result, no intrinsic value has been attributed to the options that had vested or unvested. No options were ever exercised by Mr. Kaufman and he agreed to the cancellation of all vested and unvested options in consideration for the Share Transfer Agreement. The net asset transferred as part of the Share Transfer Agreement was  $217,131 (See Exhibit 10.2). SKNT' s principal shareholder, Mr. Baker, deemed that this was sufficient consideration for entering into the Share Transfer Agreement, and divest PBI, because he believed that it was in the bests interest of SKNT's shareholders to focus on alternative business opportunities.

(3) Consent by Majority Stockholder

The Share Transfer Agreement involving the divestiture of PBI will result in the disposition of all of  SKNT's assets, business and operations subject to all of its liabilities.  The list of assets and liabilities that are subject to the Share Transfer Agreement is attached as Exhibit 10.1. This transaction constitutes a sale of all of the assets of SKNT within the meaning of Section 271(a) of the Delaware General Corporation Law. Because a transaction subject to Section 271(a) requires the approval of a majority of a corporation's outstanding voting shares under Delaware law, the Board of Directors of SKNT sought the approval of this transaction by SKNT's majority stockholder, which approval was received.  On April 30, 2001, by written consent in lieu of a meeting, Marc Baker, the record and beneficial owner of  8,118,271 shares or  68.1% of the issued and outstanding SKNT voting stock and SKNT's sole director and officer, approved the Share Transfer Agreement.

The written consent of our majority shareholder dated April 30, 2001 will become effective 20 days from the date the Definitive Information Statement is first mailed to stockholders. The closing of the transactions contemplated in the Share Transfer Agreement shall take place as promptly as practicable after the effective date of this Information Statement.

The record date for determining holders of our common stock entitled to receive this Information Statement has been established as the close of business on June 30, 2001. This Information Statement is first being mailed to stockholders on or about November __, 2001.

(4) Opinion of Valuation

We have not obtained any opinion from any investment banking firm or other party as to the fairness of the transactions described in this Information Statement.

(5) Reasons for the PBI Share Transfer Agreement

Financial Performance. Despite recent market growth for skin-care products, PBI had a loss from operations during both 2000 and 1999 of $100,862 and $277,239, respectively. Although the losses decreased significantly, sales were stagnant although PBI has introduced new products. The principal reason for the decrease in loss from operations from 1999 to 2000 was primarily from the decrease in marketing expenses.  Our administrative expenses were $246,428 and $266,891 in 2000 and 1999, respectively. Approximately 30% of such administrative expenses in each year were associated with costs of being a public company, and therefore had a material adverse impact on our operating expenses. In addition, the book value of PBI was $357,789 at the March 1999 merger with SKNT and had declined to $217,131 at March 31, 2001. We did not expect PBI to be able to operate on a profit margin acceptable to our shareholders but believe that PBI can operate successfully as a private company with reduced operating expenses.

Difficulties in Funding Operations. SKNT had been dependent upon cash flow from financing activities through cash advances made by  Mr. Baker, who initially served in the capacity of a merger consultant in connection with the merger between SKNT and PBI in 1999. During 1999 Mr. Baker net cash advances of $637,919. The total net cash advances made by Baker while he was merger consultant, from March 1999 through March 2001 was $740,577. These total cash advances were converted into 2,118,271 restricted SKNT shares that were issued from March 1999 to July 1999. Based upon his business judgment, Mr. Baker did not consider the industry in which PBI operated to be attractive to investors in public companies based upon current market conditions.

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

(6) Conduct of Business Following the Share Transfer

Business Objectives. We seek acquisition possibilities throughout the United States to make acquisitions or enter into other business endeavors to the extent our limited assets and personnel will allow. Our business objective is to effect a merger, exchange of capital stock, asset acquisition or other business combination (a "Business Combination") with an operating business (a "Target Business") that will have significant growth potential or enter into some other transaction that we believe will be in the best interests of our shareholders, including Mr. Baker. Mr. Baker also may entertain the possibility of selling his control block of Shares to a third party, if he believes that this would be in the best interests of our shareholders, including Mr. Baker. No such transactions have been negotiated to date nor have we had any contacts with third parties related to any possible Business Combination. Therefore, there can be no assurance with we will be successful in completing any Business Combination or other transaction.

In the event that we will seek to acquire a Target Business, we will not limit ourselves to a particular industry. Most likely, the Target Business will be primarily located in the United States, although we reserve the right to acquire a Target Business with operations and/or locations outside the United States. In seeking a Target Business, we will consider, without limitation, businesses which (i) offer or provide services or develop, manufacture or distribute goods in the United States or abroad; or (ii) is engaged in wholesale or retail distribution, among other potential Target Business opportunities. We do not intend to register as a broker-dealer, merge with or acquire a registered broker-dealer, or otherwise become a member of the NASD.
Our Common Stock is subject to quotation on the NASD OTC Bulletin Board under the symbol "SKNT".

Selection of a target business and structuring of a business combination. At present Mr. Marc Baker is our sole executive officer and director and is a control shareholder, owning 68.1% of our issued and outstanding shares. As a result, under Section 228 of the General Corporation Law of Delaware, Mr. Baker has sufficient voting power to consent to an action including a business combination transaction between SKNT and a Target Business without prior notice to minority shareholders and our minority shareholders will not be asked for a proxy or to vote to pre-approve any such transaction. See  "Business Experience of Principal" below as well as Item 3, "Interest of Certain Persons in or Opposition to Matters to Be Acted Upon. We will be almost entirely dependent on the judgment of Mr. Baker in connection with the selection of a Target Business. In evaluating a prospective Target Business, we will consider, among other factors, the following: (i) costs associated with effecting the Business Combination; (ii) equity interest in and opportunity for control of the Target Business; (iii) growth potential of the Target Business in its industry; (iv) experience and skill of management and availability of additional personnel of the Target Business; (v) capital requirements of the Target Business; (vi) competitive or comparative position of the Target Business in its industry; (vii) stage of development of the Target Business; (viii) degree of current or potential market acceptance of the Target Business, products or services; (ix) proprietary features and degree of intellectual property or other protection of the Target Business; (x) the financial statements of the Target Business; and (xi) the regulatory environment in which the Target Business operates.

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

We are subject to the reporting requirements under the Exchange Act, including the requirement to file quarterly reports and our Annual Reports. Pursuant to Section 13 and 15(d) of the Exchange Act, in the event significant acquisitions take place, we will also be required to file current reports with the SEC which will include certified financial statements for the acquired company covering one or two years depending upon the relative size of the acquisition. Consequently, acquisition prospects that do not have or are unable to obtain the required certified financial statements will not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

Various impediments to an acquisition of a business or company or a merger may arise such as appraisal rights afforded the shareholders of a prospective Target Business under the laws of the state under which the prospective Target Business is organized. This may prove to be deterrent to a particular Business Combination.

Business Experience of Principal. Our present management consists of Marc Baker, who serves as our president, sole officer and director and a control shareholder, owning 8,118,271 or 68.1% of our 11,921,271 issued and outstanding shares. Mr. Baker is a certified public accountant licensed in the State of Florida. During the past five years, Mr. Baker has had experiences in negotiating mergers, acquisitions and stock purchase agreements involving several different private operating companies with public non-operating companies. Some of these public non-reporting companies involved in these transactions continued to be non-reporting companies under the Exchange Act after the transactions or became reporting companies and then ceased to report under the Exchange Act. However, Mr. Baker was not part of the post-transaction management in these non-reporting companies. Mr. Baker has also provided consulting services to  independent public accounting firms and attorneys in several transactions which services have facilitated other companies in becoming operating companies. Mr. Baker has also worked closely with the professionals engaged by the entities seeking to enter into Business Combinations, similar to those that we may pursue for the purpose of due diligence and evaluation of Target Businesses and conducting negotiations for Business Combinations or other transactions that Mr. Baker may entertain that may result in a change in control..

During the past five years, Mr. Baker served as an officer and director of the public non-operating companies each of which entered into a Business Combination. Reference is made to the disclosure below and to the discussion under Item 3, "Interest of Certain Persons in or Opposition to Matters to be Acted Upon". (i) Life Industries Inc. - Mr. Baker served as president of Life Industries Inc., a public non-operating company, that filed its Form 10 in 1995, prior to Mr. Baker's involvement, but never filed any Exchange Act reports. Mr. Baker after becoming president of Life Industries caused Life Industries to engage an accounting firm and legal representation so that it could enter into a business combination with Quill Industries, an operating company, in 1997. At the date of the transaction with Quill, Mr. Baker resigned his position as an officer and director and disposed of his share interest in Life Industries to an unaffiliated party. Prior to the business combination between Life and with Quill, and as a result of Mr. Baker's efforts, Life Industries had available current information required by Rule 15c-2-11, which permitted a market maker to enter quotes for the Life shares on the pink sheets. However, while Quill Industries on August 21, 1998 filed a Form 10-SB under the Exchange Act to become a reporting company, which was after Mr. Baker's resignation, the Form 10-SB was withdrawn on June 4, 1999 and Life Industries never filed any reports under the Exchange Act. Pursuant to the transactions involving Life Industries, Mr. Baker was granted options to purchase 140,000 Life Industries shares, exercisable at a price of $.10. Mr. Baker exercised the options and sold the underlying shares at prices ranging from $.50 to $1.00; (ii) Stetson Oil Exchange Inc. - Mr. Baker was an officer and director of Stetson Oil Exchange Inc., a public non-operating company that entered into a business combination transaction with Telecom Wireless Corp., an operating company, in 1998, and resigned his positions and disposed of his share interest in Stetson when it entered into a business combination with Telecom Wireless. Telecom Wireless became a reporting company under the Exchange Act and its shares were traded on the OTC:BB until the shares were delisted for failure to continue to remain current under the Exchange Act. Pursuant to the transactions involving Stetson Oil, Mr. Baker was granted options to purchase 1,400,000 shares of Stetson exercisable at a price of $.50. Mr. Baker assigned his right to under the option with respect to 925,000 shares for consideration of $225,000 to a third party. The option with respect to the remaining 475,000 shares was exercised at $.50 which shares were sold at an average price of $.75 per share; (iii) Skintek Labs, Inc., formerly known as Biologistics Inc. - Mr. Baker was an officer and director of  Biologistics Inc. which was a public non-operating company. When it entered into a merger agreement with Performance Brands, Inc. in 1999, it changed its name to Skintek Labs Inc. and became an operating company. Mr. Baker resigned as an officer and director of SKNT upon the merger.  Skintek Labs continued to be an operating and reporting company under the Exchange Act until the Share Transfer Agreement with PBI, at which time it became a non-operating company. Its shares are subject to quotation on the OTC:BB. Mr. Baker made total net cash advances to SKNT while he was merger consultant in the amount of $740,577 which were converted into 2,118,271 restricted SKNT shares. In addition, Mr. Baker was issued 6 million restricted shares in March 2001 in connection with the change in control and the execution of the Share Transfer Agreement, as discussed in this Preliminary Information Statement; (iv) Union Chemical Corp. -  Mr. Baker was president of  Union Chemical Corp., a public non-operating company that was never a reporting company under the Exchange Act. Mr. Baker acquired control of Union Chemical for  $125,000 in cash and prior to Union Chemical entering into a merger agreement with HotYellow98.com, an operating company, Mr. Baker sold his interest in Union Chemical for $150,000 and resigned as president  prior to Union Chemical. Mr. Baker had no involvement in the merger transaction. HotYellow filed a registration statement on Form 10-SB on August 23, 1999, but never filed any required Exchange Act reports and is not current under the reporting requirements under the Exchange Act; (v) National Venture Capital Fund, Inc. - Mr. Baker was the secretary-treasurer and a director of  National Venture Capital Fund, Inc., a non-operating company that filed its Form 10-SB/12g on May 6, 1999 and filed its annual report for its year ended April 30, 2000 and its quarterly report for the first quarter ended July 31, 2000 but has failed to file the required quarterly reports under the Exchange Act  and is therefor not current in its reporting requirements. Mr. Baker resigned as an officer and director of National Venture Capital in October 2001 and never received any compensation nor was he issued any shares or securities from this issuer; (vi) BSD Healthcare, Inc. -  Mr. Baker is presently also serving as President and director of BSD Healthcare, Inc., a non-operating company, which is current in its reporting requirements under the Exchange Act. Mr. Baker was issued 6,750,000 restricted shares by BSD in December 2000  at par value and through November 1, 2001 has not sold any of these BSD shares. Mr. Baker is negotiating a business combination transaction which may involve the sale or transfer of his control interest; and (vii) Combined Professional Services, Inc., a current reporting company that had no operations through its year ended December 31, 2000. Mr. Baker was elected as director on February 27, 2001 following which former officers and directors resigned. Mr. Baker appointed himself as president and as sole officer and director is pursuing acquisitions for Combined Professional Services. It has recently concluded an acquisition of a 5% interest in an operating company. Mr. Baker was issued 2,300,000 restricted shares by Combined Professional Services none of which have been sold. From 1994 to 1996, Mr. Baker was a managing director of Paige and Associates, an investment banking firm with offices in Deerfield, FL.

(7) Risk Factors

We have no revenues and assets. We have no assets or liabilities as a result of our PBI Share Transfer Agreement. Our principal shareholder, Marc Baker, made total net cash advances March 1999 through March 2001 aggregating $740,577. These total cash advances were converted into 2,118,271 restricted SKNT shares. Since April 2001, Mr. Baker has made only insignificant advances on behalf of SKNT to pay accounting fees related to the reports filed by SKNT under the Exchange Act. To the extent that we continue to incur any administrative costs including accounting fees prior to any Business Combination or other transaction, we will depend on the willingness of Marc Baker to provide such funding. While we have no written agreement with or any commitment from Mr. Baker to provide continued funding, he has indicated his willingness to provide limited funding to permit us to remain current under our reporting obligations under the Exchange Act. At the time of any Business Combination or other transaction resulting in a change in control, we will negotiate on an arm’s-length basis with the third party entity involved in the Business Combination or other transaction regarding the terms, if any, regarding any repayment to Marc Baker of  additional funds as may be advanced.We have no agreement, written or otherwise, to issue any additional shares to Mr. Baker.

Company has one director and one officer. The Company's sole officer and director is Marc Baker. He is also our controlling shareholder. The decision to enter into a Transaction may be made without detailed independent feasibility studies, analysis, market surveys or similar independent sources of information ("Independent Studies"). If we had more funds available, it may be deemed advantageous for us to conduct or secure Independent Studies. While Mr. Baker intends to devote only a limited amount of time per month to the business of the Company, he will fulfill his management obligations until a Transaction is concluded. While CR Capital Services, Inc., a corporate securities compliance firm ("CRCS"), has agreed to provide continuing corporate securities services to the Company, the Company has not yet entered into a written service agreement with CRCS, but it is expected to do so. The loss of the service of our sole officer and directors could adversely affect the fulfillment of our business plan to negotiate and conclude a Transaction and continue to remain a reporting entity under the Exchange Act, unless such individual(s) were replaced.

Conflict of interest. Our sole officer and directors presently participates in other business activities. Mr. Baker, our sole executive officer/director, is not required to commit his full time to our affairs. As a result, the consummation of a Business Combination may require a greater period of time than if our management devoted his full time to our affairs. However, our executive officer/director will devote such time, as he deems reasonably necessary, in his sole discretion, to conduct our business and affairs, including the evaluation of potential Target Businesses and the negotiation and consummation of a Business Combination. At the date of the filing of this report, Mr. Baker is also serving as secretary-treasurer and a director of  National Venture Capital Fund, Inc., a non-operating company, which is not current in its reporting requirements. Mr. Baker is also serving as President and director of BSD Healthcare, Inc., a non-operating company, which is current under its reporting requirements, and is President and sole director of Combined Professional Services, Inc., a current reporting company that has entered into an agreement to acquire interests in operating companies. As a result, the amount of time devoted to our business and affairs may vary significantly, depending upon, among other things, whether we have identified a Target Business or are engaged in active negotiation and consummation of a Business Combination. Mr. Baker, our sole executive officer/director, has not identified and is not currently negotiating a Business Combination for us. In the future Mr. Baker and other persons that may become associated with us may become affiliated with entities engaged in business activities similar to those we intend to conducted, including seeking potential Business Combinations. In such event, Mr. Baker and such persons may have conflicts of interest in determining to which entity a particular business opportunity should be presented. In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present certain business opportunities to such corporation. Accordingly, as a result of multiple business affiliations, Mr. Baker, as our sole officer and director, may have similar legal obligations to present certain business opportunities to multiple entities. There is no understanding in between SKNT and Mr. Baker regarding as to how business opportunities will be allocated and on how any potential conflicts will be resolved in our favor.

The proposed plan of operations of the company contains a high degree of risk. The success of our proposed plan of operation, which is to seek a business combination with a target company, will depend to a great extent on the operations, financial condition and management of an as yet unidentified target company. While a transaction with entities having established operating histories are preferred, there can be no assurance that we will be successful in locating candidates meeting certain criteria. In the event that we complete a transaction, our future success and any successful operations, if any, will be dependent upon management of the target company and numerous other factors beyond our control. There is no assurance that we will be able to identify a target company and consummate a transaction with a desired target company at acceptable terms and conditions.

Purchase of penny stock involves a high degree of risk. The securities of SKNT are classified as a penny stock depending upon their market price and the manner in which they are traded. The SEC has adopted Rule 15g-9 under the Exchange Act, which establishes the definition of a "penny stock" as any equity security that has a market price of less than $5.00 per share or with an exercise price of  less than $5.00 per share whose securities are admitted to quotation but do not trade on the NASDAQ SmallCap Market or on a national securities exchange. For any transaction involving a penny stock, unless exempt, the rules require delivery of a document to investors and purchasers stating the risks associated with such security, special suitability inquiry, regular reporting and other requirements. Current quotations of the price of penny stocks are often not available and investors are often unable to readily liquidate and trade sell securities defined as such penny stocks. Thus an investor may lose his entire investment in a penny stock and consequently investors should carefully consider of any purchase of penny stocks and be aware of the risks associated with any such investment.

There is a scarcity and competition for business opportunities and combinations. We are and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of operating business entities. A large number of established and well-financed entities, including venture capital firms, are active in seeking mergers and acquisitions of operating companies, some of which may also be potential merger or acquisition target candidates for the Company. Nearly all such entities targeting business acquisition transactions have significantly longer operating history, greater financial resources, technical expertise and managerial capabilities than we have and, consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a negotiation of a transaction at acceptable terms. Moreover, we will also compete with numerous other small public companies in seeking merger or acquisition candidates.

There is no pending agreement for a transaction and no minimum requirements for a transaction. We have no current agreement or understanding with any party regarding any transaction, nor are we in any negotiations for such purpose. There can be no assurance that we will be successful in identifying and evaluating suitable business opportunities or in concluding any Transaction. At this time, we have not identified any particular industry nor any specific business within any industry in order to possibly pursue a target company for a transaction. We have not established a specific length of operating history nor any specified level of earnings, assets, net worth or other criteria which we will require for any potential target company, nor have we set any limits below which we would not consider a transaction. Accordingly, it is possible that we may elect to enter into a transaction with a business entity having no significant or only limited operating history, may have cumulative deficit and operating or other losses, limited or no potential for immediate earnings, limited assets, negative net worth or other characteristics which may be considered negative by the investment community. There is no assurance that we will be able to negotiate a transaction at favorable terms and conditions, if at all.

Reporting requirements may delay or preclude acquisition. Pursuant to the requirements of Section 13 of the Exchange Act, we are required to provide information about significant acquisitions and other material events. We are also required to file Quarterly Reports on Form 10-QSB and Annual Reports on Form 10-KSB, which latter report must contain our audited financial statements. Further, as a reporting company under the Exchange Act, following any acquisition or transaction that meets certain requirements, we will be required to file a report on Form 8-K or other form appropriate under the Exchange Act, which contains audited financial statements of the acquired company. These audited financial statements must be filed with the SEC within 60 days following the filing of Form 8-K. While obtaining audited financial statements for the two previous fiscal years are typically the economic responsibility of the target company, it is possible that a potential target company will lack the financial resources and professional accounting services to complete such audited financial statements in a timely manner, if at all. In such event, we may elect to finance the expense of preparation of the audited financial statements of a target company. At the time of the conclusion of a transaction, we may not have readily available the financial  resources to fund the costs and professional accounting expenses associated with the completion of such audited financial statements required with respect to an entity acquired in a transaction. If we elect to fund such audit expense, we will be dependent upon the ability of Mr. Baker or the entity involved in the transaction to provide or otherwise secure the financing in order to timely complete the required filing under the Exchange Act. The additional time and costs that may be incurred by some potential target companies to prepare such audited financial statements may significantly delay or essentially preclude consummation of an otherwise desirable Transaction. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable. Notwithstanding a target company's agreement to obtain audited financial statements within the required time frame, such audited financial statements may not be available to us in a timely manner in connection with a Transaction. In the event where audited financial statements are unavailable, we could be in position where we will have to rely upon unaudited financial statements and other information that has not been verified by outside auditors in making its decision to engage in a Transaction. This risk increases the prospect that a Transaction with such a business entity might prove to be an unfavorable one for the Company, and would likely preclude our ability to have a trading market develop and be sustained for our securities. In fact, it is a requirement of the SEC that audited financial statements and pro forma financial statements be included as part of the filing of a Form 8-K reporting any transaction.

Lack of market research or marketing organization. To date, we have neither conducted, nor have others made available to us market research indicating that demand exists for any contemplated Transaction. Even in the event that a demand may exist for a Transaction, there is no assurance that we will be successful in completing any such Transaction.

Regulation under investment Company Act. In the event we engage in a transaction which result in our holding passive investment interests in a number of entities, although that is not our intention, we could become subject to the regulations under the Investment Company Act of 1940. "Passive investment interests", as defined in the Investment Company Act, essentially means investments held by persons who do not provide any type of management and/or consulting services nor are not involved in the business entity in which we shall hold securities. In such event, we would be required to register as an investment company, which would involve our incurring significant registration and compliance costs under the Investment Company Act. We have obtained no formal determination nor have requested any ruling or interpretation from the SEC as to our status or potential status under the Investment Company Act of 1940. Consequently, any violation by us of the Investment Company Act, whether intentional or inadvertent, could subject the Company to material adverse consequences.

Probable change in control and management. A transaction involving the issuance of our common stock or other equity will, in all likelihood, result in shareholders of a target company obtaining a controlling interest in SKNT. As a condition of the transaction agreement, Mr. Baker, the control person of SKNT may agree to sell or transfer all or a portion of the common stock so to provide the target company with all or majority control of the surviving entity. The resulting change in control of SKNT will likely result in removal of the present officer and director of SKNT and a corresponding reduction in or elimination of their participation in our future affairs and operations. We may pay finder's fee, if which amount has not yet been determined, in cash or in form of the company's common stock depending on the terms of the transaction. The services agreement between SKNT and CRCS, discussed above, may survive or be terminated in connection with the conclusion with a transaction, depending upon the terms and conditions of any transaction agreement to be negotiated.

Taxation. Federal and state tax consequences will, in all likelihood, be major considerations in our evaluation of any potential transaction. Currently, under applicable federal and state tax law provisions, Transactions may be structured so as to result in tax-free treatment to both the acquiring and acquired companies and their respective shareholders. Our management intends to structure any Transaction in order to minimize the federal and state tax consequences. However, there can be no assurance that such Transaction will satisfy the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes which may have an adverse effect on both parties to the Transaction or may result in our failure to successfully conclude a desired Transaction.

Preferred shares may effect the rights of common stock holders. The Company's Articles of Incorporation, as amended, provide for the authorization of 1,000,000 shares of Preferred Stock, par value $.001 the (the "Preferred Shares") The effects of Preferred Shares and vesting in the Company’s Board of Directors the authority to establish such series of unissued Preferred Shares by the designations, preferences, limitations and relative rights, including voting rights of  Preferred Shares of any series so established by adopting a Board of Director’s resolution may be similar as to increasing the number of Shares of Common Stock. In addition, by authorizing the Preferred Shares and vesting in the Board of Directors the power to establish one or more series with designations, preferences, limitations and relative rights, including voting rights, may effect the rights of Common Stock and the holders of Common Stock. This will depend on the relative designations, preferences, limitations and relative rights, including voting rights granted to the Preferred Shares. While there is no intention to issue and Preferred Shares prior to any Transaction, if any Preferred Shares were authorized by the Board of Directors with designations, preferences, limitations and relative rights, including voting rights, in series or otherwise, this could deter potential acquisition candidates from considering a Transaction with the Company.

(8) Unaudited Balance Sheet as of June 30, 2001 Following the Transaction

The  unaudited balance sheet as of June 30, 2001 that is included below was also filed with our quarterly report on Form 10-QSB for the period ended June 30, 2001. The unaudited balance sheet as of June 30, 2001 reflects the PBI transaction, which occurred on April 30, 2001.

BALANCE SHEET
PERIOD ENDED 6/30/2001
(Unaudited)

June 30, 2001
CURRENT ASSETS:
Cash and cash equivalents	$0
Accounts Receivable, net of allowance	0
Inventory	0
Due from Stockholders	0
Total current assets	0
Property and Equipment, net	0
Furniture and Fixtures	0
Office Equipment	0
Website	0
Leasehold Improvements	0
0
Less: Accumulated Depreciation	0
NET PROPERTY AND EQUIPMENT	$0

OTHER ASSETS
Security Deposit	0
Patent and Trademarks (Less: Accumulated Amortization of $1,895	0
TOTAL OTHER ASSETS	$0

TOTAL ASSETS	$0

CURRENT LIABILITIES:
Accounts payable	$0
Payroll Taxes Payable	0
Settlements Payable	0
Current Portion of Long-Term Debt	0
Notes Payable	0
TOTAL CURRENT LIABILITIES	0

LONG-TERM LIABILITIES	0
TOTAL LIABILITIES	0

STOCKHOLDERS' EQUITY:
Preferred Stock, $0.001 Par Value, Non-Voting, 1,000,000
Shares Authorized; None Issued and Outstanding	0
Common Stock, $0.001 Par Value, 50,000,000 Shares
Authorized ; 11,921,271 Shares Issued and Outstanding
at June 30, 2001	11,921
Additional paid in capital	1,714,886
Accumulated deficit	(1,726,807)
TOTAL STOCKHOLDERS' EQUITY	0
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$0

(9) Federal Income Tax Consequences

The sale of the PBI shares by SKNT will not produce any separate and independent federal income tax consequences to SKNT's shareholders. No assurance can be given that future legislation, regulations, administrative interpretations or court decisions will not significantly change this conclusion (possibly with retroactive effect).

Item 2. Statement That Proxies Are Not Solicited

WE ARE NOT ASKING YOU FOR A PROXY AND YOU ARE REQUESTED NOT TO SEND US A PROXY. SHAREHOLDERS ARE URGED TO READ THIS INFORMATION STATEMENT AND THE EXHIBITS HERETO IN THEIR ENTIRETY.

Item 3. Interest of Certain Persons in or Opposition to Matters to Be Acted Upon

(a) The following persons have a substantial interest, direct or indirect, by security holdings or otherwise, including:

(1) persons who have been a director or officer of the registrant at any time since the beginning of the last fiscal year.
(2) each nominee for election as a director of the registrant.
(3) each associate of any of the foregoing persons.
See the discussion following the table below under "Business Experience of Principal" and "Potential Conflicts of Interest"

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class Outstanding (1)
Common Stock	Stacy Kaufman, former president and director, 1750 NW 65th Ave., Plantation, FL 33313	3,371,666 (2) (3)	28.3%
Common Stock	Cathy Kaufman, former secretary and treasurer, 1750 NW 65th Ave., Plantation, FL 33313	3,083,333 (3)	25.9%
Common Stock	Marc Baker, president and director, 2700 North Avenue, Suite 305, Hollywood, FL 33020	8,118,271 (4)	68.1%
Common Stock	All Officers and Directors as a Group (one person)	8,118,271 (4)	68.1%
(1) Based upon 11,921,271 shares issued and outstanding at July 18, 2001, which reflects the cancellation of 1,000,000 shares underlying vested options that had been granted to Stacy Kaufman under the 1999 Employment Agreement and the issuance and sale to Marc Baker of 6 million shares on March 16, 2001.
(2) Includes 3,083,333 shares jointly owned of record and beneficially by Stacy Kaufman and his wife, Cathy Kaufman, as JTWROS issued in connection with the March 1999 merger with PBI, and 288,333 shares solely owned of record and beneficially by Stacy Kaufman, with respect to which Cathy Kaufman disclaims any beneficial interest, which was issued to Mr. Kaufman in November 1998.
(3) A total of 3,083,333 shares are owned of record and beneficially by Stacy Kaufman and Cathy Kaufman, as JTWROS.
(4) Marc Baker is the sole officer and director of SKNT. Mr. Baker was issued 2,118,271 shares in consideration for his net cash advances of $740,577 to SKNT from March 1999 through March 2001 while he was SKNT's merger consultant. Mr. Baker was also issued 6,000,000 shares in March 2001 in consideration for a subscription receivable of $6,000 pursuant to Mr. Baker acquiring voting control of SKNT.

Additional Disclosure Related to Mr. Baker as Merger Consultant

Mr. Baker served as our merger consultant from March 1999 to March 2001. During that period, Mr. Baker entered into transactions with us, including making cash advances and execution of subscriptions receivable as follows.
The initial net cash advances by Mr. Baker, which totaled $541,667, was converted into 1,083,338 restricted shares in March 1999. Additional cash advances of $96,252 were made by Mr. Baker through July 1999 and in addition, Mr. Baker had a subscription payable of $392,287. The July 1999 net cash advanced and the subscription payable was applied to the issuance to Mr. Baker of an additional 1,034,933 restricted shares. Prior to year end December 31, 1999, Mr. Baker made additional cash advances of $18,000 which reduced his subscription payable to SKNT. During 2000, Mr. Baker made additional payments of $72,293 toward his subscription payable. During the first quarter of 2001, Mr. Baker paid an additional $12,365 toward the subscription receivable, resulting in a subscription receivable as of March 31, 2001 of $289,629. During the quarter ended June 30, 2001 the subscription receivable of $289,629 from Mr. Baker was waived in connection with his acquisition of control and the divestiture of PBI. The total net cash advances made by Baker while he was merger consultant, from March 1999 through March 2001 was $740,577, which was effectively converted into 2,118,271 restricted SKNT shares that were issued from March 1999 to July 1999. The average conversions price of Mr. Baker's net cash advances while he served as merger consultant was $.35 per share. After Mr. Baker's election as a director, Kaufman resigned as an officer and director and  Baker then became our president by his own appointment. On March 16, 2001, Mr. Baker also acquired voting control of SKNT by the issuance to Mr. Baker of 6,000,000 restricted SKNT shares for no consideration. In determining to issue Mr.  Baker the 6 million restricted SKNT shares,  SKNT considered the net cash advances made by Baker of $740,577 while he was merger consultant which he converted into 2,118,271 restricted SKNT shares at an average price per share of $.35 and that at the date of the sale of the 6 million restricted shares SKNT had no business operations or assets. SKNT shares have had only a limited and sporadic trading market, and we believe that the collective transactions including the issuance of the 6 million shares to Mr. Baker, was fair. SKNT has not sought any fairness opinion with respect to the Baker transactions. While there was no trading in the SKNT shares on March 16, 2001, the closing bid price of the SKNT shares on that date was $.20. Notwithstanding our belief that the transaction involving the issuance of 6 million shares was fair, we have taken a non-cash charge of $1.2 million reflected in our Form 10-QSB for the period ended June 30, 2001.

Section 16(a) Beneficial Ownership Reporting Compliance

SKNT became subject to the reporting requirements of the Exchange Act in 1999. SKNT has been furnished copies of the Forms 3 and 5 filed with the SEC by Mr. Kaufman and Mr. Baker. Such reports were filed late by both persons.

Business Experience of Principal

Our present management consists of Marc Baker, who serves as our president, sole executive officer and director and a control shareholder, owning 68.1% of our issued and outstanding shares. Mr. Baker is a certified public accountant licensed in the State of Florida and is a 50% owner of DC Capital, Inc., a private consulting company, which is located at the same address as SKNT. During the past five years, Mr. Baker has had experience in negotiating mergers, acquisitions and stock purchase agreements involving several different private operating companies with public non-operating companies. Certain of these public non-reporting companies involved in these transactions continued to be non-reporting companies under the Exchange Act after the transactions or became reporting companies and then ceased to report under the Exchange Act.. However, Mr. Baker was not part of the post-transaction management in these non-reporting companies. Mr. Baker has also provided consulting services to  independent public accounting firms and attorneys in several transactions which services have facilitated other companies in becoming operating companies and in at least one instance becoming  and continuing to be a reporting company under the Exchange Act. Mr. Baker has also worked closely with the professionals engaged by the entities seeking to enter into business combinations, similar to those that we may pursue for the purpose of due diligence and evaluation and conducting negotiations for business combinations.

During the past five years, Mr. Baker served as an officer and director of the public non-operating companies each of which entered into a Business Combination. Reference is made to the disclosure below and to the discussion under Item 3, "Interest of Certain Persons in or Opposition to Matters to be Acted Upon". (i) Life Industries Inc. - Mr. Baker served as president of Life Industries Inc., a public non-operating company, that filed its Form 10 in 1995, prior to Mr. Baker's involvement, but never filed any Exchange Act reports. Mr. Baker after becoming president of Life Industries caused Life Industries to engage an accounting firm and legal representation so that it could enter into a business combination with Quill Industries, an operating company, in 1997. At the date of the transaction with Quill, Mr. Baker resigned his position as an officer and director and disposed of his share interest in Life Industries to an unaffiliated party. Prior to the business combination between Life and with Quill, and as a result of Mr. Baker's efforts, Life Industries had available current information required by Rule 15c-2-11, which permitted a market maker to enter quotes for the Life shares on the pink sheets. However, while Quill Industries on August 21, 1998 filed a Form 10-SB under the Exchange Act to become a reporting company, which was after Mr. Baker's resignation, the Form 10-SB was withdrawn on June 4, 1999 and Life Industries never filed any reports under the Exchange Act. Pursuant to the transactions involving Life Industries, Mr. Baker was granted options to purchase 140,000 Life Industries shares, exercisable at a price of $.10. Mr. Baker exercised the options and sold the underlying shares at prices ranging from $.50 to $1.00; (ii) Stetson Oil Exchange Inc. - Mr. Baker was an officer and director of Stetson Oil Exchange Inc., a public non-operating company that entered into a business combination transaction with Telecom Wireless Corp., an operating company, in 1998, and resigned his positions and disposed of his share interest in Stetson when it entered into a business combination with Telecom Wireless. Telecom Wireless became a reporting company under the Exchange Act and its shares were traded on the OTC:BB until the shares were delisted for failure to continue to remain current under the Exchange Act. Pursuant to the transactions involving Stetson Oil, Mr. Baker was granted options to purchase 1,400,000 shares of Stetson exercisable at a price of $.50. Mr. Baker assigned his right to under the option with respect to 925,000 shares for consideration of $225,000 to a third party. The option with respect to the remaining 475,000 shares was exercised at $.50 which shares were sold at an average price of $.75 per share; (iii) Skintek Labs, Inc., formerly known as Biologistics Inc. - Mr. Baker was an officer and director of  Biologistics Inc. which was a public non-operating company. When it entered into a merger agreement with Performance Brands, Inc. in 1999, it changed its name to Skintek Labs Inc. and became an operating company. Mr. Baker resigned as an officer and director of SKNT upon the merger.  Skintek Labs continued to be an operating and reporting company under the Exchange Act until the Share Transfer Agreement with PBI, at which time it became a non-operating company. Its shares are subject to quotation on the OTC:BB. Mr. Baker made total net cash advances to SKNT while he was merger consultant in the amount of $740,577 which were converted into 2,118,271 restricted SKNT shares. In addition, Mr. Baker was issued 6 million restricted shares in March 2001 in connection with the change in control and the execution of the Share Transfer Agreement, as discussed in this Preliminary Information Statement; (iv) Union Chemical Corp. -  Mr. Baker was president of  Union Chemical Corp., a public non-operating company that was never a reporting company under the Exchange Act. Mr. Baker acquired control of Union Chemical for  $125,000 in cash and prior to Union Chemical entering into a merger agreement with HotYellow98.com, an operating company, Mr. Baker sold his interest in Union Chemical for $150,000 and resigned as president  prior to Union Chemical. Mr. Baker had no involvement in the merger transaction. HotYellow filed a registration statement on Form 10-SB on August 23, 1999, but never filed any required Exchange Act reports and is not current under the reporting requirements under the Exchange Act; (v) National Venture Capital Fund, Inc. - Mr. Baker was the secretary-treasurer and a director of  National Venture Capital Fund, Inc., a non-operating company that filed its Form 10-SB/12g on May 6, 1999 and filed its annual report for its year ended April 30, 2000 and its quarterly report for the first quarter ended July 31, 2000 but has failed to file the required quarterly reports under the Exchange Act  and is therefor not current in its reporting requirements. Mr. Baker resigned as an officer and director of National Venture Capital in October 2001 and never received any compensation nor was he issued any shares or securities from this issuer; (vi) BSD Healthcare, Inc. -  Mr. Baker is presently also serving as President and director of BSD Healthcare, Inc., a non-operating company, which is current in its reporting requirements under the Exchange Act. Mr. Baker was issued 6,750,000 restricted shares by BSD at par value and through November 1, 2001 has not sold any of these BSD shares. Mr. Baker is negotiating a business combination transaction which may involve the sale or transfer of his control interest; and (vii) Combined Professional Services, Inc., a current reporting company that had no operations through its year ended December 31, 2000. Mr. Baker was elected as director on February 27, 2001 following which former officers and directors resigned. Mr. Baker appointed himself as president and as sole officer and director is pursuing acquisitions for Combined Professional Services. It has recently concluded an acquisition of a 5% interest in an operating company. Mr. Baker was issued 2,300,000 restricted shares by Combined Professional Services none of which have been sold. From 1994 to 1996, Mr. Baker was a managing director of Paige and Associates, an investment banking firm with offices in Deerfield, FL.

Potential Conflicts of Interest

Mr. Baker, our sole executive officer and director, is not required to commit his full time to our affairs and it is likely that he will not devote a substantial amount of time to our affairs. The consummation of a business combination may require a greater period of time than if he devoted his full time to our affairs. However, our executive officer/director will devote such time, as he deems reasonably necessary, in his sole discretion, to conduct our business and affairs, including the evaluation of potential target businesses and the negotiation and consummation of a business combination. As a result, the amount of time devoted to our business and affairs may vary significantly, depending upon, among other things, whether we have identified a target business or are engaged in active negotiation and consummation of a business combination. Mr. Baker has not identified and is not currently negotiating a business combination for us. In the future Mr. Baker and other persons that may become associated with us may become affiliated with entities engaged in business activities similar to those we intend to conducted, including seeking potential business combinations. In such event, Mr. Baker and such persons may have conflicts of interest in determining to which entity a particular business opportunity should be presented. In general, officers and directors of a corporation incorporated under the laws of the State of Delaware, which is where we are incorporated, are required to present certain business opportunities to such corporation. Accordingly, as a result of multiple business affiliations, certain of our directors and executive officers may have similar legal obligations to present certain business opportunities to multiple entities. We have no written or other arrangement with Mr. Baker on how he shall allocate corporate business opportunities that come to his attention, whether to SKNT or any other entity in which he is involved. As a result, there can be no assurance that any conflicts will be resolved in our favor.

(b) We were not informed by any director of the registrant in writing who intends to oppose any action to be taken by the registrant at this special meeting.

Item 4. Proposals by Security Holders

None of our security holders entitled to vote at this special meeting or by written authorization or consent has submitted to us in a reasonable time before the Information Statement is to be transmitted to our security holders a proposal which is accompanied by notice of his/her intention to present the proposal for action at the special meeting.

SIGNATURES

In accordance with Section 12 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKINTEK LABS, INC.

By: /s/ Marc Baker
Marc Baker, President, Chief Executive Officer and Director
Dated: November 9,  2001
Hollywood, Fl

Exhibit 10.1

SHARE TRANSFER AGREEMENT

This Share Transfer Agreement (the "Agreement"), effective as of April 30, 2001, by and between Skintek Labs, Inc., a Delaware corporation ("SKNT"), Performance Brands, Inc., a Florida corporation, which was a wholly-owned subsidiary of SKNT ("PBI") and Stacy Kaufman, who was SKNT’s president and sole director ("Kaufman").

WHEREAS, SKNT and Kaufman desire to enter into this Agreement whereby SKNT shall sell and transfer and Kaufman shall acquire all of the issued and outstanding PBI shares; and

WHEREAS, Kaufman desires to own operate PBI as a privately-owned company and SKNT desires to divest itself of the business and operations of PBI and be relieved of obligations under Kaufman’s 1999 Employment Agreement as provided hereunder;

NOW THEREFOR, the parties agree as follows:

ARTICLE 1 EFFECTIVE DATE

As used herein, "Effective Date" shall mean the date first set forth above, or such other or later date as may be mutually agreed upon in writing between SKNT, PBI and Kaufman, SKNT shall transfer to Kaufman all shares of capital stock of PBI owned by SKNT. Further, Kaufman shall waive any and all rights he has or had under a 1999 Employment Agreement and rights to vested options to purchase 1 million shares and unvested rights to purchase an additional 1.5 million shares of SKNT under the 1999 Employment Agreement.

ARTICLE 2 SHARE TRANSFER

Subject to the terms and conditions herein set forth:

(a) Transfer of all Outstanding PBI Stock: Subject to the terms and conditions stated herein, on the Effective Date, SKNT shall assign, convey, endorse, transfer and deliver to Kaufman all of the issued and outstanding shares of PBI owned by SKNT, which prior to this Agreement was a wholly-owned subsidiary of SKNT in consideration for the waiver by Kaufman of any and all rights that Kaufman has or had under the 1999 Employment Agreement.

(b) Waiver and Cancellation of Options: SKNT under the 1999 Employment Agreement, granted Kaufman options to purchase 2.5 million SKNT shares at $.50 per share, which options vested based upon certain levels of accumulated revenues in increments of 500,000 shares. Options to purchase 1 million SKNT shares had already vested based upon SKNT achieving such initial two levels of accumulated revenues.

(c) Resignation of Kaufman: Pursuant to the negotiation and as further consideration for execution and delivery of this Agreement, Kaufman has elected Marc Baker to the board of directors of SKNT and has tendered his resignation as an officer and director of SKNT. The parties agree that Kaufman shall retain ownership of all SKNT shares issued and outstanding in Kaufman’s name.

(d) Delivery of PBI Books and Records: Immediately upon the earlier of the Effective Date or the resignation of Kaufman as an officer and director of SKNT, SKNT shall deliver copies of all books and records of PBI to Kaufman so that Kaufman may continue to operate the business of PBI. SKNT shall deliver to Kaufman such other documents and records as Kaufman may reasonably request, and Kaufman undertakes to cooperate with the independent public accountants of SKNT and with SKNT’s new management in order to assist SKNT to continue as a reporting company under the Exchange Act. Neither party shall unreasonably withhold any request for necessary information requested hereunder.

ARTICLE 3 REPRESENTATIONS AND WARRANTIES

(a) Validly Issued Shares: The PBI Shares being transferred to Kaufman by SKNT upon the execution and delivery of this Agreement have been duly and validly issued PBI Shares. To the best of SKNT’s knowledge, there are no other PBI Shares issued or outstanding.

(b) Cancellation of Options: On the Effective Date, Kaufman waives all rights to options, both vested and unvested, to purchase SKNT Shares under his 1999 Employment Agreement and all other rights, if any, that exist or may exist under the 1999 Employment Agreement.

(c) Title and Authority: At the Effective Date each party shall have, and at all times prior to the Effective Date shall be in good standing, power to enter into this Agreement, have authority to enter into this Agreement and related transactions and the Agreement shall be effective

(d) No Conflict or Default: Neither the execution and delivery of this Agreement, nor compliance with the terms and provisions hereof, including without limitation the consummation of the transactions contemplated hereby, will violate any statute, regulation or ordinance of any governmental authority, or conflict with or result in the breach of any term condition of provisions of the articles of incorporation or bylaws of SKNT or PBI, or of any agreement, deed, contract, obligation or instrument to which either is a party or by which they may be bound, or constitute a default (or an event which, with the lapse of time or the giving of notice, or both, would constitute a default) thereunder, or result in the creation or imposition or any lien, charge or encumbrance, or restriction of any nature whatsoever with respect to the PBI Shares, or give to others any interest or rights.

ARTICLE 4 INVESTMENT REPRESENTATIONS

Each Party represents, warrants and agrees that:

(a) Each party acknowledges being informed that the PBI Shares being transferred to Kaufman under this Agreement have not been registered under the Securities Act of 1933, as amended (the "Act") or any state securities law;

(b) Each party has examined this Agreement and has been given access to all underlying documents related to this transaction, and each party is satisfied that it has received such information as he or it deems necessary or appropriate as a prudent and knowledgeable person to verify the accuracy of such information and to evaluate the merits and risks of entering into this Agreement;

(c) Each party realizes that neither the Securities and Exchange Commission nor the securities regulatory body of any state has received, considered or passed upon the accuracy or adequacy of the information and representations made in this Agreement but that a Schedule 14C Information Statement shall be prepared and filed with the SEC relating to the transactions contemplated by this Agreement and the related transactions;

(d) At the time of this Agreement, all parties have reviewed the economic consequences of this Agreement with their respective attorneys, accountants and/or other financial advisors, was afforded access to the books and records of all parties to this Agreement and was fully familiar with the financial affairs of the parties hereto.

ARTICLE 5 ON ASSIGNABILITY

This Agreement shall not be assigned by any party.

ARTICLE 6 AMENDMENT

This Agreement may be amended or modified only by a writing signed by the party or parties to be charged with such amendment or modification.

ARTICLE 7 SURVIVAL

All covenants, agreements, representations, and warranties made herein and in any certificates delivered at the Effective Date, or pursuant thereto, shall be deemed to be material and to have been relied upon by the other parties hereto, notwithstanding any investigation heretofore or hereafter made or omitted by any such other party or on its behalf, and shall survive the Effective Date hereunder.

ARTICLE 8 NOTICES

All notices and other communications hereunder shall be in writing and shall be hand delivered or mailed, first class, postage prepaid, as herein provided:

If to SKNT, then to:
Marc Baker
2700 North 29th Avenue, Suite 305
Hollywood, FL 33020

If to PBI or Kaufman, then to:
Stacy Kaufman
959 Shotgun Road
Sunrise, FL 33326

ARTICLE 9 BINDING ON SUCCESSORS

All of the terms, provisions and conditions of this Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective employees, agents, officers, directors, successors, and legal representatives.

ARTICLE 10 TITLES

The titles of the sections of this Agreement are for convenience of reference only and are not to be considered in construing this Agreement.

ARTICLE 11 COUNTERPARTS

This Agreement may be executed in one or more counterparts, each of which shall be deemed an original and all of which shall be deemed an original and all of which taken together shall constitute one and the same document. A facsimile signature shall be treated as an original.

ARTICLE 12 SEVERABILITY

The unenforceability or invalidity of any provision of this Agreement shall not affect the enforceability or validity of the balance of this Agreement.

ARTICLE 13 GOVERNING LAW

This Agreement shall be governed by and interpreted and constructed in accordance with the laws of the State of Florida and Venue shall be proper in Palm Beach County, Florida.

ARTICLE 14 EXPENSES

Each party shall each bear their own costs, expenses, and attorneys' fees in conjunction with or related to this Agreement.

ARTICLE 15 ARBITRATION

Any controversy arising out of, connected to, or relating to any matters herein of the transactions between SKNT, PBI and Kaufman (including for purposes of arbitration, employees, controlling persons, affiliates, professional advisors, accountants, attorneys, or agents of SKNT or PBI), on behalf of the undersigned, or this Agreement, or the breach thereof, including, but not limited to any claims of violations of Federal and/or state securities laws, banking statutes, consumer protection statutes, Federal and/or state anti-racketeering (e.g. RICO) claims as well as any common law claims and any state law, claims of fraud, negligence, negligent misrepresentations, and/or conversion shall be settled by arbitration; and in accordance with this paragraph and judgment on the arbitrator's award may be entered in any court having jurisdiction thereof. In the event of such a dispute, each party to the conflict shall select an arbitrator, both of whom shall select a third arbitrator, which shall constitute the three person arbitration board. The decision of a majority of the board of arbitrators, who shall render their decision within thirty (30) days of appointment of the final arbitrator, shall be binding upon the parties. Venue for arbitration and any action herein shall lie in and for the 15th Judicial Circuit, Palm Beach County, Florida.

SIGNATURE PAGE

 Dated this 30th day of April, 2001.

 SKINTEK LABS, INC.

By: /s/ Marc L. Baker, President
Marc L. Baker, President

PERFORMANCE BRANDS, INC.

By: /s/ Stacy Kaufman, President
Stacy Kaufman, President

and

By: /s/ Stacy Kaufman, Individually
Stacy Kaufman

Exhibit 10.2

Assets and Liabilities Transferred

The following is a schedule of the assets and liabilities of Performance Brands, Inc. transferred from the Company in the April 30, 2001 transaction.

Cash	$13,555
Accounts Receivable	79,908
Inventory	150,452
Due from Stockholders	67,139
Net Property and Equipment	42,400
Security Deposits	3,220
Net Patent & Trademarks	24,947
Accounts Payable	(127,131)
Payroll Taxes Payable	(1,246)
Settlements Payable	(15,000)
Note Payable	(11,654)
Long Term Debt	(9,459)
Net Assets Transferred	$217,131