Form 10KSB/A
period 2000-12-31
SKINTEK LABS INC
filed 2001-11-09
CIK 1096208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB/A
(Amendment No. 3)
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

At July 20, 2001, there were 11,921,271 shares of the issuer's Common Stock issued and outstanding. Affiliates of the Issuer own 11,489,937  shares of the Issuer’s issued and outstanding common stock and the remaining 431,334 shares are held by non-affiliates. The market value of the shares held by non-affiliates is $8,627 based upon the closing bid price of $.02 on November 7, 2001. (*)

DOCUMENTS INCORPORATED BY REFERENCE:

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Recent Developments-Skintek Labs, Inc.

This Annual Report on Form 10-KSB/A is being filed with the SEC by Skintek Labs, Inc., a Delaware corporation, amending the disclosure contained in our Form 10-KSB filed March 28, 2001. Skintek Labs is also referred to as the "SKNT", "we", "us" and "our", as the case may be. This Form 10-KSB/A also discloses an action taken by written consent of the holders of a majority of our outstanding voting stock relating to a Share Transfer Agreement involving the disposition by SKNT of all shares of  Performance Brands, Inc. ("PBI"), our former wholly owned subsidiary, to Stacy Kaufman ("Kaufman"), our former sole executive officer and director and a principal shareholder.  As a result of the Share Transfer Agreement, SKNT will become a public shell company with no operations or assets. The only business activities that will be conducted by SKNT will be to seek potential business combinations and continuing to remain current under the reporting requirements of the Exchange Act. We have filed with the SEC an amended Information Statement on Schedule 14C under the Exchange Act that contains information regarding our change of management and the disposition of all of our assets and liabilities. We are incorporating by reference our amended Information Statement for further disclosure of events that occurred after the end of our fiscal year ended December 31, 2000. See the discussion under "Risk Factors" in the amended Information Statement including risks associated with any future acquisition of a non-reporting company, potential dilution to SKNT shareholders from any reverse merger relating to any acquisition of a non-reporting company.

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

• Prior to Kaufman's resignation as our sole executive officer and director on March 16, 2001, Kaufman, as the sole director, elected Marc Baker as a director of SKNT. Mr. Baker had previously served as SKNT's merger consultant and had made net cash advances of $637,919 to SKNT during the period from March to July, 1999 as merger consultant. The total net cash advances made by Baker while he was merger consultant, from March 1999 through March 2001 was $740,577. These total cash advances were converted into 2,118,271 restricted SKNT shares that were issued from March 1999 to July 1999. Reference is made to the disclosure in Item 11. Security Ownership of Certain Beneficial Owners and Management and Item 12. Certain Relationships and Related Transactions.

On March 16, 2001, contemporaneous with the resignation of Mr. Kaufman, Mr. Baker was issued 6 million shares which provided him with voting control of SKNT for no consideration. The closing bid price of the SKNT shares was $.20 on March, 16, 2001, the date of the transaction, although no shares traded on that date and there has been no actual trading market in the SKNT shares for some time. However, we have expensed the sum of $1,200,000 as a non-cash expense in connection with this transaction, based upon the closing bid price of $.20. Other than the total net cash advances made by Mr. Baker of $740,577, no other cash has been advanced nor have payments been made on behalf of SKNT. All subscriptions payable or receivable with respect to Mr. Baker have been canceled, effective with his acquisition of control. Reference is made to the disclosure below in Item 11. "Security Ownership of Certain Beneficial Owners and Management" and Item 12. "Certain Relationships and Related Transactions".

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
(ii) Difficulties in Funding Operations. SKNT had been dependent upon cash flow from financing activities through cash advances made by  Mr. Baker, who initially served in the capacity of a merger consultant in connection with the merger between SKNT and PBI in 1999. During March to July 1999 Mr. Baker net cash advances of $637,919. The total net cash advances made by Baker while he was merger consultant, from March 1999 through March 2001 was $740,577. These total cash advances were converted into 2,118,271 restricted SKNT shares that were issued from March 1999 to July 1999. Mr. Baker was unwilling to continue to make additional advances to SKNT, based upon his business judgment and the fact that Mr. Baker did not consider the industry in which PBI operated to be attractive to investors in public companies based upon current market conditions; and
(iii) Rescission of Previous Merger Agreement. Effective on August 15, 2000, SKNT entered into an agreement with Ultimate Warlock, Inc., a California corporation, engaged in the manufacture and sale of power boats, for the purpose of acquiring Ultimate Warlock, which was announced in a Form 8-K in September 2000. This agreement also contemplated the divestiture of PBI upon the closing of the Ultimate Warlock transaction. However, the agreement with Ultimate Warlock was rescinded and SKNT continued to operate PBI. The rescission of the Ultimate Warlock transaction and the lack of improvement in PBI's operating margins led SKNT's two principal shareholders, Kaufman and Baker, to divest PBI's operations to PBI's founder, Mr. Kaufman, who had successfully operated PBI from its inception in 1995.

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

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any litigation that is material.   During the year ending December 31, 1998, prior to the merger of PBI and SKNT, PBI contracted for $104,245 an advertising company. We believe that the advertising company did not fulfill its obligations as contracted, and therefore we refused to pay the amount. In January 2001, the United States District Court, Southern District of New York, dismissed the suit, and the debt was settled for $25,000, resulting in legal settlement income of $79,245. During the year ending December 31, 1999, a model for a product promotion sued SKNT for compensation from a product advertisement. In January 2001, this matter was settled for $15,000. Reference is made to Note 3 of the Notes to Consolidated Financial Statements related to Settlements Payable.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(A) MARKET INFORMATION

Our shares of common stock are traded over-the-counter in what is referred to as the OTC:Bulletin Board. As of November 7, 2001, there were 16 market makers submitting quotations on the OTC:BB. However, we do not believe that there has been any significant trading volume during the past four months and any trading that occurred has been sporadic. The following information with respect to the high and low bid price of our shares was obtained from the National Quotation Bureau. On May 12, 1999, our shares were subject to a 1 for 6 reverse split, and the table below reflects such information.

	High	Low
CALENDAR 1999
First Quarter Ended March 31,	$1.50	$0.375
Second Quarter Ended June 30, (*)	$2.50	$0.375
Third Quarter Ended September 30,	$2.25	$1.44
Year Ended December 31,	$1.44	$0.56

CALENDAR 2000
First Quarter Ended March 31,	$2.125	$0.56
Second Quarter Ended June 30,	$3.125	$150
Third Quarter Ended September 30,	$3.75	$1.625
Year Ended December 31,	$2.56	$0.625

CALENDAR 2001
First Quarter Ended March 31,	$0.75	$0.14
Second Quarter Ended June 30,	$0.23	$0.16
Quarter Ended September 30,	$0.17	$0.04
Period Ending November 7, 2001	$0.04	$0.02
(*) On May 12, 1999, we had a 1 for 6 reverse stock split and the price of the shares reflects this share recapitalization.

(B) HOLDERS

As of November 7, 2001, there were 228 holders of our shares.

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

Date	Title	Amount of Securities Sold	Persons	Cash or Non Cash Consideration
11/10/98	Common Stock	164,667 Shares	Accredited Investors (1)	$82,333 in cash at $.50 per share.
11/11/98	Common Stock	288,333 Shares	Stacy Kaufman (2)	Services prior to SKNT prior to the merger valued at $104,166.
3/31/99	Common Stock	3,083,333 Shares	Stacy Kaufman (3)	Issued in connection with PBI Merger
03/31/99- 7/06/99	Common Stock	1,083,338 Shares 1,034,933 Shares	Marc Baker, Merger Consultant (4)	$740,577 in net cash advances was converted into a total of 2,118,271 restricted shares. The average conversion price for the entire 2,118,271 shares issued was $.35.
12/31/99	Common Stock	500,000 Shares	Stacy Kaufman (5)	Vested Options at $.50 per share, never exercised, granted under 1999 Employment Agreement
12/31/00	Common Stock	500,000 Shares	Stacy Kaufman (5)	Vested Options at $.50 per share, never exercised, granted under 1999 Employment Agreement
03/16/01	Common Stock	6,000,000 Shares	Marc Baker (6)	Issued as compensation and an expense of $1,200,000 was reflected in the quarter ended March 31, 2001

(1) The issuance and sale of the 164,667 restricted shares was based upon Rule 504 of Regulation D under the Act. The Company was under previous management at the date of this offering and does not have copies of the subscription documentation related to the offering pursuant to Rule 504. However, the Company was informed that these shares were issued to persons who were accredited investors and who had access to the same kind of information that would be included in a registration statement. The Company was further informed that there was no general solicitation or advertising.  The calculation of the sale price of restricted shares offered and sold pursuant to Rule 504 was arbitrary and was not based upon any active trading market in the Company’s Common Stock at the time of the offering.

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

(4) The issuance and sale of the restricted shares to the Marc Baker, as merger consultant, was based upon Section 4(2) under the Act. Mr. Baker made total net cash advances during 1999 of $740,577 to SKNT.  At March 31, 2001, the subscription receivable from Mr. Baker was $289,629 and subsequent to the quarter ended March 31, 2001, the subscription receivable from Mr. Baker was waived. The average purchase price of the 2,118,271 restricted shares issued to Mr. Baker as merger consultant was $.35 per share. See Part III, Item 12, "Certain Relationships and Related Transactions". We believe that these restricted shares were issued at the fair market value of SKNT shares based upon the restrictive nature of the shares, the limited liquidity and sporadic trading in SKNT shares.

(5) The 1,000,000 shares were never issued to Mr. Kaufman, but were granted under an option pursuant to his 1999 Employment Agreement with SKNT. A total of 2.5 million shares were subject to this option, exercisable at $.50 per share. 500,000 shares subject to the option vested at December 31, 1999 after SKNT achieved cumulative revenues in excess of $700,000 and an addition 500,000 shares vested at December 31, 2000 after SKNT achieved cumulative revenues in excess of $1,540,000. The options to purchase 1 million shares and options to purchase an additional 1.5 million shares that had not vested were all canceled upon Mr. Kaufman's resignation and as part of the consideration for the Share Transfer Agreement. See Part III, Item 10, "Executive Compensation".

(5) The issuance and sale of the restricted shares to Mr. Baker, the Company's President, was based upon Section 4(2) under the Act. Mr. Baker was issued the shares as compensation and no cash consideration was paid to the Company. In determining the purchase price paid by Baker for the 6 million restricted SKNT shares, SKNT considered the total net cash advances made by Baker of $740,577 through March 31, 2001 and that at the date of the sale of the 6 million restricted shares to Mr. Baker, SKNT had no business operations or assets. SKNT shares have had only a limited and sporadic trading market, and we believe that the issuance of the 6 million shares to Mr. Baker was fair. SKNT has not sought any fairness opinion with respect to the Baker transactions. While there was no trading in the SKNT shares on March 16, 2001, the closing bid price of the shares on such date was $.20 and SKNT recorded as non-cash compensation expense the sum of $1,200,000 in its Form 10-QSB/A for the period ended March 31, 2001. See Part III, Item 12, "Certain Relationships and Related Transactions".

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

NOTE 3 - FOURTH QUARTER AGGREGATE ADJUSTMENTS

The fourth quarter aggregate adjustments were immaterial except for the following:

During the year ending December 31, 1998, the Company contracted for $104,245 of advertising from a third party company. The advertising was not effective as contracted, and the Company refused to pay the amount. In January 2001, the United States District Court, Southern District of New York, dismissed the suit, and the debt was settled for $25,000, resulting in legal settlement income of $79,245.

During the year ending December 31, 1999, a model for a Company promotion sued the Company for compensation from the product line advertised. In January 200 1, this matter was settled for $15,000.

Both balances due, totaling $40,000, are being paid in installments in 2001, The net legal settlement income is $64,245.

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

2001	$4,050
2002	4,792
2003	1,690
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

During the past five years, Mr. Baker served as an officer and director of the public non-operating companies each of which entered into a Business Combination. (i) Life Industries Inc. - Mr. Baker served as president of Life Industries Inc., a public non-operating company, that filed its Form 10 in 1995, prior to Mr. Baker's involvement, but never filed any Exchange Act reports. Mr. Baker after becoming president of Life Industries caused Life Industries to engage an accounting firm and legal representation so that it could enter into a business combination with Quill Industries, an operating company, in 1997. At the date of the transaction with Quill, Mr. Baker resigned his position as an officer and director and disposed of his share interest in Life Industries to an unaffiliated party. Prior to the business combination between Life and with Quill, and as a result of Mr. Baker's efforts, Life Industries had available current information required by Rule 15c-2-11, which permitted a market maker to enter quotes for the Life shares on the pink sheets. However, while Quill Industries on August 21, 1998 filed a Form 10-SB under the Exchange Act to become a reporting company, which was after Mr. Baker's resignation, the Form 10-SB was withdrawn on June 4, 1999 and Life Industries never filed any reports under the Exchange Act. Pursuant to the transactions involving Life Industries, Mr. Baker was granted options to purchase 140,000 Life Industries shares, exercisable at a price of $.10. Mr. Baker exercised the options and sold the underlying shares at prices ranging from $.50 to $1.00; (ii) Stetson Oil Exchange Inc. - Mr. Baker was an officer and director of Stetson Oil Exchange Inc., a public non-operating company that entered into a business combination transaction with Telecom Wireless Corp., an operating company, in 1998, and resigned his positions and disposed of his share interest in Stetson when it entered into a business combination with Telecom Wireless. Telecom Wireless became a reporting company under the Exchange Act and its shares were traded on the OTC:BB until the shares were delisted for failure to continue to remain current under the Exchange Act. Pursuant to the transactions involving Stetson Oil, Mr. Baker was granted options to purchase 1,400,000 shares of Stetson exercisable at a price of $.50. Mr. Baker assigned his right to under the option with respect to 925,000 shares for consideration of $225,000 to a third party. The option with respect to the remaining 475,000 shares was exercised at $.50 which shares were sold at an average price of $.75 per share; (iii) Skintek Labs, Inc., formerly known as Biologistics Inc. - Mr. Baker was an officer and director of  Biologistics Inc. which was a public non-operating company. When it entered into a merger agreement with Performance Brands, Inc. in 1999, it changed its name to Skintek Labs Inc. and became an operating company. Mr. Baker resigned as an officer and director of SKNT upon the merger.  Skintek Labs continued to be an operating and reporting company under the Exchange Act until the Share Transfer Agreement with PBI, at which time it became a non-operating company. Its shares are subject to quotation on the OTC:BB. Mr. Baker made total net cash advances to SKNT while he was merger consultant in the amount of $740,577 which were converted into 2,118,271 restricted SKNT shares. In addition, Mr. Baker was issued 6 million restricted shares in March 2001 in connection with the change in control as non-cash compensation which resulted in an expense of $1,200,000 during the first quarter of 2001; (iv) Union Chemical Corp. -  Mr. Baker was president of  Union Chemical Corp., a public non-operating company that was never a reporting company under the Exchange Act. Mr. Baker acquired control of Union Chemical for  $125,000 in cash and prior to Union Chemical entering into a merger agreement with HotYellow98.com, an operating company, Mr. Baker sold his interest in Union Chemical for $150,000 and resigned as president  prior to Union Chemical. Mr. Baker had no involvement in the merger transaction. HotYellow filed a registration statement on Form 10-SB on August 23, 1999, but never filed any required Exchange Act reports and is not current under the reporting requirements under the Exchange Act; (v) National Venture Capital Fund, Inc. - Mr. Baker was the secretary-treasurer and a director of  National Venture Capital Fund, Inc., a non-operating company that filed its Form 10-SB/12g on May 6, 1999 and filed its annual report for its year ended April 30, 2000 and its quarterly report for the first quarter ended July 31, 2000 but has failed to file the required quarterly reports under the Exchange Act  and is therefor not current in its reporting requirements. Mr. Baker resigned as an officer and director of National Venture Capital in October 2001 and never received any compensation nor was he issued any shares or securities from this issuer; (vi) BSD Healthcare, Inc. -  Mr. Baker is presently also serving as President and director of BSD Healthcare, Inc., a non-operating company, which is current in its reporting requirements under the Exchange Act. Mr. Baker was issued 6,750,000 restricted shares by BSD in December 2000  at par value and through November 1, 2001 Mr. Baker has not sold any of these BSD shares. Mr. Baker is negotiating a business combination transaction which may involve the sale or transfer of his control interest; and (vii) Combined Professional Services, Inc., a current reporting company that had no operations through its year ended December 31, 2000. Mr. Baker was elected as director on February 27, 2001 following which former officers and directors resigned. Mr. Baker appointed himself as president and as sole officer and director is pursuing acquisitions for Combined Professional Services. It has recently concluded an acquisition of a 5% interest in an operating company.Mr. Baker was issued 2,300,000 restricted shares by Combined Professional Services none of which have been sold. From 1994 to 1996, Mr. Baker was a managing director of Paige and Associates, an investment banking firm with offices in Deerfield, FL.

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

(3) Mr. Baker was elected as director effective March 16, 2001. Includes 2,118,271 shares issued to Mr. Baker in consideration for net cash advances by Mr. Baker of $740,577 and 6 million shares issued as non-cash compensation in March 2001.

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
November 9, 2001

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
Dated: November 8, 2001