Form 10QSB/A
period 2001-03-31
SKINTEK LABS INC
filed 2001-11-09
CIK 1096208

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

Note 3. Stock Transaction

On March 16, 2001, a newly appointed board member was elected president and 6,000,000 shares of the Company’s common stock were issued as compensation, for no cash consideration. These shares of common stock issued as compensation was valued at $.20, the closing bid price of the Company's shares on the OTC:BB on March 16, 2001 and the Company reported a non-cash expense of $1,200,000. These shares were issued so the president would have control of the Company. As a result of this transaction, and his prior ownership of 2,118,271 shares, the president has 68.1% of the 11,921,271 issued and outstanding common stock.

Note 4. Subsequent Event

On April 30, 2001, the Company transferred to its former president all of the shares of its wholly-owned Subsidiary, Performance Brands, Inc., in exchange for a release of the obligations of the Company under the 1999 employment agreement between the former president and the Company, and the cancellation of  previously granted options, including vested options to purchase 1,000,000 shares and unvested options to purchase 1,500,000 shares held by the former president, and other consideration. This transaction was initially reported on the Schedule 14C filed on May 1, 2001. An amendment to the Schedule 14C was filed with the SEC on July 23, 2001, with respect to this transaction and the related share transfer agreement dated as of April 30, 2001. A subsequent amended Schedule 14C was filed on November 9, 2001.

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

Operating Expenses: We incurred total operating expenses of $1,349,514 during the period ended March 31, 2001 compared to total operating expenses of $164,854. Our marketing and sales expenses declined from $62,977 during the three-months period ended March 31, 2000 to $43,155 during the the period ended March 31, 2001. The higher marketing expenses during the period ended March 31, 20001 were mainly due to the introduction of a new product line during the first quarter of 2000. The most significant change was an increase in adminstrative expense which was $1,267,575 for the three-month period ended March 31, 2001 compared to $62,650 for the same period of the prior year. The administrative expense for the 2001 period included a non-cash expense of $1,200,000, related to the issuance of 6 million shares to our new president and sole director, which has been treated as compensation. The shares were issued for compensation on March 16, 2001, on which date the closing bid price of the SKNT shares was $.20. We believe that this is a non-recurring expense and the transaction was for the purpose of giving our new president voting control.

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

Item 3. Default Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None. Reference is made to our amended Schedule 14C Information Statement filed on July 23, 2001.

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit No.	Document Description
3(i)	Articles of Incorporation (filed as Exhibits 3.1, 3.2 and 3.3 to the Company's Registration Statement on Form 10-SB/12g and incorporated herein by reference)
3(ii)	Bylaws (filed as Exhibit 3.4 to the Company's Registration Statement on Form 10-SB/12g and incorporated herein by reference)
10	Material Contracts-Consulting Agreements and Employment Agreement (filed as Exhibits to Registration Statements on Form 10-SB/12g and incorporated herein by reference)
13	Form 10-KSB/A for the year ended December 31, 2000, filed on November 9, 2001 and incorporated herein by reference.
19(i)	Amended Schedule 14C Information Statement filed on November 9, 2001 and incorporated herein by reference.

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
Dated: November 9, 2001
Hollywood, FL