Form 10QSB/A
period 2001-03-31
SKINTEK LABS INC
filed 2001-11-09
CIK 1096208

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common Stock, $.001 par value 11,921,271 shares outstanding as of November 8, 2001.

Transitional Small Business Disclosure Format: Yes __ No X

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Page
FINANCIAL STATEMENTS
Consolidated Balance Sheets	2-3
Consolidated Statements of Operations and Accumulated Deficit	3-4
Consolidated Statements of Cash Flows	4
Notes to the Financial Statements	4

SKINTEK LABS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	June 30, 2001	Dec. 31, 2000
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$0	$18,610
Accounts receivable	0	24,861
Inventory	0	169,256
Due from Stockholders	0	87,430
TOTAL CURRENT ASSETS	0	300,157

Machinery and Equipment	0	30,960
Furniture and Fixtures	0	12,351
Office Equipment	0	19,193
Website	0	9,392
Leasehold Improvements	0	16,151
	0	88,047
Less Accumulated Depreciation	0	43,481
NET PROPERTY AND EQUIPMENT	0	44,566

OTHER ASSETS
Security Deposits	0	3,220
Patent and Trademarks (Less: Accumulated Amortization of
$2,295 in 2001 and $1,895 in 2000)	0	25,347
TOTAL OTHER ASSETS	0	28,567

TOTAL ASSETS	$0	$373,290

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$0	$101,751
Payroll Taxes Payable	0	776
Settlements Payable	0	40,000
Current Portion of Long-Term Debt	0	4,050
Note Payable	0	11,654
TOTAL CURRENT LIABILITIES	0	158,231

LONG TERM LIABILITIES
Long-Term Liabilities	0	6,482
TOTAL LIABILITIES	0	164,713
STOCKHOLDERS' EQUITY
Preferred Stock, $.001 Par Value, Non-Voting, 1,000,000 Shares
Authorized; None Issued and Outstanding	0	0
Common Stock, $.001 Par Value; 50,000,000 Shares
Authorized; 11,921,271 Shares Issued and Outstanding at March 31;
5,921,271 Shares Issued and Outstanding at December 31, 2000	11,921	5,921
Additional paid-in capital	1,714,886	1,022,731
Less: Stock Subscriptions Receivable	0	(301,994)
Retained earnings (accumulated deficit)	(1,726,807)	(518,081)
TOTAL STOCKHOLDERS' EQUITY	0	208,577
TOTAL STOCKHOLDERS' EQUITY AND LIABILITIES	$0	$373,290
The accompanying Notes to Consolidated Financial Statements are integral part of these Consolidated Financial Statements.

SKINTEK LABS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000

SALES	$71,046	$330,503	$356,464	$625,724
COST OF SALES	36,446	163,840	183,222	383,430
GROSS PROFIT	34,599	166,663	173,242	242,294
OPERATING EXPENSES
Selling	6,390	29,639	49,545	92,616
General	6,090	42,199	44,874	81,426
Administrative	21,350	63,597	1,288,925	126,247
TOTAL OPERATING EXPENSES	33,830	135,435	1,383,344	300,289

INCOME (LOSS) FROM OPERATIONS	769	31,228	(1,210,102)	(57,995)

OTHER INCOME AND EXPENSES
Interest Income	332	993	1,646	2,321
Interest Expense	(16)	(534)	(270)	(739)
TOTAL OTHER INCOME	316	459	1,376	1,582

NET INCOME (LOSS) BEFORE
PROVISION FOR INCOME TAX	1,085	31,687	(1,208,726)	(56,413)
Provision for Income Tax	0	0	0	0
NET INCOME (LOSS)	$1,085	$31,687	$(1,208,726)	$(56,413)

RETAINED EARNINGS
(ACCUMULATED DEFICIT),
BEGINNING OF PERIOD	$(1,727,892)	$(572,134)	$(518,081)	$(484,034)
RETAINED EARNINGS
(ACCUMULATED DEFICIT),
END OF PERIOD	(1,726,807)	$(540,447)	$(1,726,807)	$(540,447)

NET INCOME (LOSS) COMMON STOCK:
Basic	$0.00	$(0.01)	$(.13)	$(0.01)
Diluted	$0.00	$(0.00)	$(.13)	$(0.01)

SHARES USED IN COMPUTING NET INCOME (LOSS) PER COMMON SHARE
Basic	11,921,271	5,921,271	9,435,083	5,921,271
Diluted	11,921,271	5,921,271	9,435,083	5,921,271
The accompanying Notes to the Financial Statements are integral part of these Financial Statements.

SKINTEK LABS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Six Months Ended
	June 30, 2001	June 30, 2000
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Income (Loss)	$(1,208,726)	$(56,413)
Adjustments to Reconcile Net Income
(Loss) to Net Cash Provided by
(Used in) Operating Activities
Stock Compensation	1,200,000
Depreciation and Amortization	4,427	6,991
Decrease (Increase) in Accounts Receivable	24,861	(30,888)
Decrease (Increase) in Inventory	169,256	31,660
Decrease in Stock Subscriptions Receivable	18,364	17,668
Decrease (Increase) in Security Deposits	3,220	3,695
Increase (Decrease) in Accounts Payable	(101,751)	8,452
Decrease in Payroll Taxes Payable	(776)	(3,570)
Decrease in Settlements Payment	(40,000)	0
NET CASH PROVIDED (USED IN) OPERATING ACTIVITIES	68,875	(22,405)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan Repayments from Stockholders (Net)	0	34,859
Disposal of Due from Stockholders	87,430	0
Disposal (Purchases) of Property and Equipment	44,566	(14,414)
Disposal (Purchases) of Intangible Assets	25,347	(685)
NET CASH PROVIDED BY INVESTING ACTIVITIES	157,343	19,760

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal Payments on Long-Term Note	(1,073)	(1,655)
Disposal of Notes Payable	(22,186)	0
Disposal of Subsidiary Stock	(221,569)	0

NET CASH PROVIDED BY (USED IN)
FINANCING ACTIVITIES	(244,828)	(1,655)

NET INCREASE (DECREASE) IN CASH	(18,610)	(4,300)
CASH, BEGINNING OF PERIOD	18,610	7,747
CASH, END OF PERIOD	$0	$3,447

SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION
Cash paid during the period for:
Interest	$270	$739
Income Taxes	$0	$0
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

2. Divestiture of Ultimate Warlock, Inc.

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

3. Stock Transaction

On March 16, 2001, a newly appointed board member was elected president, and 6,000,000 shares of the Company’s common stock were issued to him as compensation. The stock was valued at $0.20 per share. These shares were issued so the president would have control of the company with 50.3% of the common stock.

4. Divestiture of Performance Brands, Inc.

On April 30, 2001, the Company transferred all of its shares of its wholly-owned subsidiary Performance Brands, Inc. to the former president in exchange for a release of the obligations of the Company under the 1999 employment agreement between the former president and the Company, for the return of options held by the former president to purchase 2,500,000 shares of common stock in the Company, and other considerations. This transaction was first reported on the Schedule 14C filed on May 1, 2001 and the Share Transfer Agreement dated April 30, 2001  was attached as exhibit 19(ii) to the Preliminary Information Statement on Schedule 14C filed with the SEC on November 9, 2001.

The accompanying schedule was prepared to illustrate the divestiture.

	Trial		Divestiture of			Trial
	Balance		Performance Brands, Inc.			Balance
	April 30, 2001		Debit	Credit		April 30, 2001

Cash	$11,814	$		$11,814	$
Accounts Receivable	72,782			72,782
Inventory	162,306			162,306
Due from Stockholders	67,630			67,630
Property & Equipment	88,647			88,647
Less: Accumulated Depreciation	(47,171)		47,171
Security Deposits	3,670			3,670
Patent & Trademarks	27,242			27,242
Less: Accumulated	(2,429)		2,429
Accounts Payable	(129,012)		129,012
Payroll Taxes Payable	(1,152)		1,152
Settlement Payable	(15,000)		15,000
Note Payable	(11,654)		11,654
Long Term Debt	(9,459)		9,459
Common Stock	(11,921)					(11,921)
Additional Paid in Capital	(2,216,729)		501,843			(1,714,886)
Stock Subscriptions Receivable	283,629			283,629
Accumulated Deficit	1,726,807					1,726,807
	$0		$717,720	$717,720		$0

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

Our current activity is limited to seeking a Business Combination. We will use our limited personnel and financial resources principally in connection with structuring and consummating a Business Combination. It may be expected that any Business Combination will involve the issuance of our shares of common stock. To the extent that common stock is used as consideration to effect a Business Combination, any available cash, of which there can be no assurance, will be used to finance the operations of the Target Business. At June 30, 2001, after adjustment for the Share Transfer Agreement, we had no cash or other current assets.

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

Our balance sheet reflects no assets or liabilities as of June 30, 2001, all of which were transferred to PBI in connection with the Share Transfer Agreement. Please read this Quarterly Report together with our amended Schedule 14C filed with the SEC on November 9, 2001, and our Form 10-QSB/A for the three month period ended March 31, 2001 also filed on November 9, 2001. This Quarterly Report does not contain any estimates and/or plans related to the industry in which we formerly operated.

Results of Operations

The discussion below is as of June 30, 2001 and reflects our disposition of PBI in the Share Transfer Agreement on April 30, 2001. Reference is made to the Notes to the Financial Statements included in this Form 10-QSB/A for the three month period ended June 30, 2001, which reflects the disposition of PBI.

Revenues: During the three-month-month periods ended June 30, 2001 and 2000, we had revenues of $71,046 and $330,503, respectively.

Operating Expenses: During the three-month period ended June 30, 2001 and 2000, we had operating expenses of $33,830 and $135,435, respectively. During the six month period ended June 30, 2001, we had operating expenses of $1,383,344, which includes a non-cash expense of $1,200,000 related to the sale of 6 million restricted shares for compensation to our new President on March 16, 2000, on which date the closing bid price of the SKNT shares was $.20. This non-recurring expense was in connection with the sale of voting control which was disclosed in our Schedule 14C Information Statement filed with the SEC. Our operating expense for the six-month period ended June 30, 2000 was $300,289.

Net Loss: During the three-month periods ended June 30, 2001 and 2000, our net income was $1,085 and $31,687, respectively. Our net loss for the six-month periods ended June 30, 2001 and 2000, were $1,208,726 and $56,413, respectively.

Liquidity and Capital Resources

At June 30, 2001, we had no assets or liabilities. This reflects the disposition of PBI during the period ended June 30, 2001. See Note 4 to the Notes to Financial Statements. All of our assets and liabilities were transferred to PBI and Kaufman based on the April 30, 2001 Share Transfer Agreement. Our accumulated deficit at June 30, 2001 increased to $1,726,807 compared to $518,081 at December 31, 2000. This was principally the result of the non-cash expense of $1,200,000 related to the issuance of 6 million restricted shares to our president as discussed above.

We had net cash provided by operating activities during the six month period ended June 30, 2001 of $68,875 compared to net cash used of $22,405 during the comparable period in the prior year. Changes in cash flow from operating activities are attributable to the non-cash compensation in the form of restricted shares. We had net cash provided by investing activities of $157,343 during the six-month period ended June 30, 2001. We had cash used in financing activities of $244,828 mainly related to the disposition of our subsidiary stock, compared to cash used in financing activities of $1,655 during the six months ended June 30, 2000.

There can be no assurance that we will be able to fund any continuing expenses until we find and negotiate a Business Combination, if ever.

While we are dependent upon limited interim payments made on our behalf by Mr. Baker to pay professional fees, principally related to accounting expenses, we have no written finance agreement with Mr. Baker to provide any continued funding. Mr. Baker is presently negotiating on our behalf  with our attorney and our corporate securities compliance firm CR Capital Services, Inc. to be paid for services in shares. No determination has been made regarding the amount or value of the shares.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to Part I, Item 3, "Legal Proceedings" in our Form 10-KSB/A filed on November 9, 2001. All assets of liabilities of PBI were transferred in connection with the Share Transfer Agreement dated April 30, 2001, including any liabilities or claims under any pending proceeding.

Item 2. Changes in Security

During the three month period ended June 30, 2001, we did not issue any restricted shares.

Item 3. Default Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders. However, reference is made to our amended Schedule 14C Preliminary Information Statement filed on July 23, 2001 and amended on November 9, 2001, regarding the divestiture of PBI by SKNT by the action taken by our board of directors and the consent of shareholders owning a majority of our issued and outstanding shares.

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit No.	Document Description
3(i)	Articles of Incorporation (filed as Exhibits 3.1, 3.2 and 3.3 to the Company's Registration Statement on Form 10-SB/12g and incorporated herein by reference)
3(ii)	Bylaws (filed as Exhibit 3.4 to the Company's Registration Statement on Form 10-SB/12g and incorporated herein by reference)
13	Form 10-KSB/A for the year ended December 31, 2000, filed on July 23, 2001 and incorporated herein by reference.
19(i)	Amended Schedule 14C Preliminary Information Statements filed on July 23 and November 9, 2001and are incorporated herein by reference.
19(ii)	Schedule 14C Definitive Information Statement filed on August 1, 2001 and incorporated herein by reference.

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