Form 10QSB
period 2001-09-30
SKINTEK LABS INC
filed 2001-11-09
CIK 1096208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-QSB

(Mark one)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2001

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common Stock, $.001 par value 11,921,271 shares outstanding as of November 9, 2001.

Transitional Small Business Disclosure Format: Yes __ No X

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Page
FINANCIAL STATEMENTS
Consolidated Balance Sheets	2-3
Consolidated Statements of Operations and Accumulated Deficit	3-4
Consolidated Statements of Cash Flows	4
Notes to the Financial Statements	4

SKINTEK LABS, INC. AND SUBSIDIARY
BALANCE SHEETS

	Sept. 30, 2001	Dec. 31, 2000
	(unaudited)	(restated)
ASSETS
CURRENT ASSETS
Cash	$0	$0
TOTAL CURRENT ASSETS	0	0
TOTAL ASSETS	$0	$0

CURRENT LIABILITIES
Due to Officer	$4,358	$0
TOTAL CURRENT LIABILITIES	4,358	0
TOTAL LIABILITIES	4,358	0
STOCKHOLDERS' EQUITY
Preferred Stock, $.001 Par Value, Non-Voting, 1,000,000 Shares
Authorized; None Issued and Outstanding	0	0
Common Stock, $.001 Par Value; 50,000,000 Shares
Authorized; 11,921,271 Shares Issued and Outstanding at March 31;
5,921,271 Shares Issued and Outstanding at December 31, 2000	11,921	5,921
Additional paid-in capital	1,227,264	29,700
Retained earnings (accumulated deficit)	(1,243,543)	(35,621)
TOTAL STOCKHOLDERS' EQUITY	(4,358)	0
TOTAL STOCKHOLDERS' EQUITY AND LIABILITIES	$(4,358)	$0
The accompanying Notes to Financial Statements are integral part of these Financial Statements.

SKINTEK LABS, INC.
STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	Sept. 30, 2001	Sept. 30, 2000 (Restated)	Sept. 30, 2001	Sept. 30, 2000 (Restated)

SALES	$0	$0	$0	$0
COST OF SALES	0	0	0	0
GROSS PROFIT	0	0	0	0
OPERATING EXPENSES
Selling	0	0	0	0
General	0	0	0	0
Administrative	4,358	2,935	1,207,922	2,935
TOTAL OPERATING EXPENSES	4,358	2,935	1,207,922	2,935

LOSS FROM OPERATIONS	(4,358)	(2,935)	(1,207,922)	(2,935)

OTHER INCOME AND EXPENSES
Interest Income	0	0	0	0
Interest Expense	0	0	0	0
TOTAL OTHER INCOME (EXPENSE)	0	0	0	0

NET LOSS BEFORE
PROVISION FOR INCOME TAX	(4,358)	(2,935)	(1,207,922)	(2,935)
Provision for Income Tax	0	0	0	0
NET LOSS	$(4,358)	$(2,935)	$(1,207,922)	$(2,935)

RETAINED EARNINGS
(ACCUMULATED DEFICIT),
BEGINNING OF PERIOD	$(1,239,185)	$(32,686)	$(35,621)	$(32,686)
RETAINED EARNINGS
(ACCUMULATED DEFICIT),
END OF PERIOD	(1,243,543)	$(35,621)	$(1,243,543)	$(35,621)

NET INCOME (LOSS) COMMON STOCK:
Basic	$(0.00)	$(0.01)	$(.12)	$(0.00)
Diluted	$(0.00)	$(0.00)	$(.12)	$(0.00)

SHARES USED IN COMPUTING NET INCOME (LOSS) PER COMMON SHARE
Basic	11,921,271	5,921,271	10,272,919	5,921,271
Diluted	11,921,271	5,921,271	10,272,919	5,921,271
The accompanying Notes to the Financial Statements are integral part of these Financial Statements.

SKINTEK LABS, INC. AND SUBSIDIARY
STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Nine Months Ended
	Sept. 30, 2001	Sept. 30, 2000 (Restated)
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Income (Loss)	$(1,207,922)	$(2,935)
Adjustments to Reconcile Net Income
(Loss) to Net Cash Provided by
(Used in) Operating Activities
Stock Compensation	1,200,000	0
Administrative Expense	3,564	2,935
Increase in Due to Officer	4,358	0

NET CASH USED IN OPERATING ACTIVITIES	0	0

CASH FLOWS FROM INVESTING ACTIVITIES:

NET CASH USED IN INVESTING ACTIVITIES	0	0

CASH FLOWS FROM FINANCING ACTIVITIES:

NET CASH PROVIDED BY (USED IN)
FINANCING ACTIVITIES	0	0

NET INCREASE (DECREASE) IN CASH	0	0
CASH, BEGINNING OF PERIOD	0	0
CASH, END OF PERIOD	$0	$0

SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION
Cash paid during the period for:
Interest	$0	$0
Income Taxes	$0	$0
The accompanying Notes to the Financial Statements are integral part of these Financial Statements.

SKINTEK LABS, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

1. Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with Notes to Financial Statements contained in the Company’s Annual Report on Form 10-KSB/A for the year ended December 31, 2000. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

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

2.  Stock Transaction

On March 16, 2001, a newly appointed board member was elected president, and 6,000,000 shares of the Company’s common stock were issued to him as compensation. The stock was valued at $0.20 per share resulting in non-cash compensation expense of $1,200,000. These shares were issued so the president would have voting control of the Company and as a result of this issuance, the president had 68.1% of the issued and outstanding common stock.

4. Restated Financial Statements

The 2000 financial statements were restated to retroactively remove the assets, liabilities and losses of the former subsidiary, Performance Brands, Inc., which was divested on April 30, 2001.

Item 2. Management’s Plan of Operation

Overview

As used in this Quarterly Report, the terms "we", "us", "our", SKNT and the "Company" mean Skintek Labs, Inc., a Delaware corporation. On April 30, 2001 we entered into a Share Transfer Agreement with Performance Brands, Inc. ("PBI") and our former president and sole director, Stacy Kaufman. In the agreement we transferred all PBI shares to Kaufman. As a result of the share transfer transaction, we have become a non-operating company, no longer have any subsidiaries, and we are seeking a business combination or other transaction with a third party including possible sale of stock resulting in a change in control, that we believe will be in the best interests of our shareholders, including our principal shareholders ("Transaction").

Our current activity is limited to seeking a Transaction. We will use our limited personnel and financial resources principally in connection with structuring and consummating a Transaction and it may be expected that any Transaction will involve the issuance of our shares of common stock. To the extent that common stock is used as consideration to effect a Transaction, available cash, if any, of which there can be no assurance, will in all likelihood be used to finance new operations that may result from a Transaction. At September 30, 2001, we had no cash or other current assets.

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

During the three months ended September 30, 2001, as a result of our disposition of our former subsidiary, PBI, our statement of operations reflects that we had no revenues from any business operations. Our balance sheet reflects no assets or liabilities, all of which were transferred to PBI in connection with the Share Transfer Agreement.  Please read this Quarterly Report together with our amended Form 10-KSB/A for the year ended December 31, 2000, filed with the SEC on November 9, 2001, and our Amended Information Statement on Schedule 14C also filed with the SEC on November 9, 2001, and our Form 10-QSB/A for the periods ended March 31, 2001 and June 30, 2001 also filed on November 9, 2001. This Quarterly Report does not contain any estimates and/or plans related to the industry in which we formerly operated.

Results of Operations

The discussion below is as of September 30, 2001 and reflects our disposition of PBI in the Share Transfer Agreement on April 30, 2001. Reference is made to the Notes to the Financial Statements included in this Form 10-QSB for the period ended September 30, 2001, which reflects the disposition of PBI and that we have no assets or liabilities and no operations.

Revenues: During the three-month and nine-month periods ended September 30, 2001 and 2000, we had no revenues.

Operating Expenses: During the three-month period ended September  30, 2001, we had  operating expenses of $4,358, compared to operating expenses of $2,935 during the same period of the prior year. During the nine-month period ended September 30, 2001, we had operating expenses of $1,207,922 which includes a non-cash expense of $1,200,000 related to the sale of 6 million restricted shares to our new president on March 16, 2001, on which date. The 6 million shares were issued for compensation on March 16, 2001, on which date the closing bid price of the SKNT shares was $.20. This non-recurring expense was in connection with the sale of voting control which was disclosed in our Schedule 14C Information Statement filed with the SEC.  Our operating expense for the nine-month period ended September 30, 2000 was also $2,935.

Net Loss: During the three-month periods ended September 30, 2001 and 2000, our net loss was $4,358 and $2,935, respectively. Our net loss for the nine-month periods ended September 30, 2001 and 2000, were $1,207,922 and $2,935, respectively. Our net loss per share was $.00 for the three-month period ended September 30, 2001 and $0.12 for the nine-month period ended June 30, 2001. During the same period of the prior year, the net loss per share was 0. The net loss for the six-month period ended September 30, 2001. This reflected the non-cash expense of $1,200,000 related to the issuance of 6 million restricted shares to our president at for no cash consideration, which was treated as a compensation expense.

Liquidity and Capital Resources

At September 30, 2001, we had no assets and had only limited liabilities of $4,358, which represents an amount due to our sole officer/director for advances made to pay our administrative expenses. At December 31, 2000 we had no assets or liabilities, which reflects the restatement for the disposition of PBI as if it had occurred on December 31, 2000. See Note 3 to the Notes to Financial Statements. All of PBI assets and liabilities were transferred to PBI and Kaufman in the April 30, 2001 Share Transfer Agreement. Our accumulated deficit at September 30, 2001 was $1,243,543 compared to $35,621 at September 30, 2000. A significant component of our increased accumulated deficit at September 30, 2001 was the result of the non-cash expense of $1,200,000 related to the issuance of 6 million restricted shares to our president, a non-recurring expense, as discussed above.

We had no net cash used in operating activities. We also had no cash provided by (used in) investing (financing) activities  for the nine months ended September 30, 2001 and 2000.

There can be no assurance that we will be able to fund any continuing administrative or other expenses until we find and negotiate a Transaction, if ever.

While we have been dependent upon limited interim advances of $4,358 made on our behalf by Mr. Baker to pay professional fees, principally related to accounting expenses, we have no written finance agreement with Mr. Baker to provide any continued funding. Mr. Baker is presently negotiating on our behalf  with our attorney and our corporate securities compliance firm, CR Capital Services, Inc. to be paid for services in shares. No determination has been made regarding the amount or value of the shares.

We may determine to seek to raise funds from the sale of equity or debt securities, from bank or other borrowings or a combination thereof as part of any consideration in effecting a business combination or other Transaction. However, we have no commitments as of the date hereof to issue any securities, and cannot at this time predict whether equity or debt financing will become available at terms acceptable to us, if at all. We anticipate that in connection with a Transaction, we will, in all likelihood, issue a substantial number of additional shares and to the extent that such additional shares are issued, our shareholders will experience a dilution in their ownership interest. Additionally, if a substantial number of our shares are issued in connection with the consummation of a Transaction, a change in control  may be expected to occur.

There currently are no contractual limitations on our ability to borrow funds to effect a Transaction. However, our limited resources may make it difficult to borrow funds. The amount and nature of any borrowing by us will depend on numerous factors, including our capital requirements, potential lenders' evaluation of our ability to meet debt service on borrowing and the then prevailing conditions in the financial markets, as well as general economic conditions. We do not have any arrangements with any bank or financial institution to secure additional financing and there can be no assurance that such arrangements if required or otherwise sought, would be available on terms commercially acceptable or otherwise in our best interests. Our inability to borrow funds required to effect or facilitate a Transaction, or to provide funds for an additional infusion of capital into any target business, may have a material adverse effect on our financial condition and future prospects, including the ability to effect a Transaction. To the extent that debt financing ultimately proves to be available, any borrowing will subject us to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest. Furthermore, a target business may have already incurred debt financing and, therefore, subject us to all the risks inherent thereto.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to Part I, Item 3, "Legal Proceedings" in our Form 10-KSB/A filed on November 9, 2001. All assets of liabilities of PBI were transferred in connection with the Share Transfer Agreement dated April 30, 2001, including any liabilities or claims under any pending proceeding.

Item 2. Changes in Security

During the three month period ended September 30, 2001, we did not issue any restricted shares.

Item 3. Default Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders. However, reference is made to our amended Schedule 14C Preliminary Information Statement filed on November 9, 2001, regarding the divestiture of PBI by SKNT by the action taken by our board of directors and the consent of shareholders owning a majority of our issued and outstanding shares.

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit No.	Document Description
3(i)	Articles of Incorporation (filed as Exhibits 3.1, 3.2 and 3.3 to the Company's Registration Statement on Form 10-SB/12g and incorporated herein by reference)
3(ii)	Bylaws (filed as Exhibit 3.4 to the Company's Registration Statement on Form 10-SB/12g and incorporated herein by reference)
13	Form 10-KSB/A for the year ended December 31, 2000, filed on November 9, 2001 and incorporated herein by reference.
19(i)	Amended Schedule 14C Preliminary Information Statement filed on November 9, 2001and incorporated herein by reference.

(b) Form 8-K.

The Company did not file a Current Report during the three-month period ending September 30, 2001.

SIGNATURES

In accordance with Section 12 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKINTEK LABS, INC.
By: /s/ Marc Baker
Marc Baker, President and Director
Dated: November 9, 2001
Hollywood, FL