Form 10QSB/A
period 2001-03-31
SKINTEK LABS INC
filed 2001-11-14
CIK 1096208

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

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Page
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets	2-3
Consolidated Statements of Operations and Accumulated Deficit	3-4
Consolidated Statements of Cash Flows	4
Notes to Consolidated Financial Statements	4

SKINTEK LABS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2001 AND DECEMBER 31, 2000

	March 31, 2001	Dec. 31, 2000
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$13,555	$18,610
Accounts receivable	79,908	24,861
Inventory	150,452	169,256
Due from Stockholders	67,139	87,430
TOTAL CURRENT ASSETS	311,054	300,157

Machinery and Equipment	30,960	30,960
Furniture and Fixtures	12,351	12,351
Office Equipment	19,193	19,193
Website	9,392	9,392
Leasehold Improvements	16,751	16,151
	88,647	88,047
Less Accumulated Depreciation	46,247	43,481
NET PROPERTY AND EQUIPMENT	42,400	44,566

OTHER ASSETS
Security Deposits	3,220	3,220
Patent and Trademarks (Less: Accumulated Amortization of
$2,295 in 2001 and $1,895 in 2000)	24,947	25,347
TOTAL OTHER ASSETS	28,167	28,567

TOTAL ASSETS	$381,621	$373,290

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$127,131	$101,751
Payroll Taxes Payable	1,246	776
Settlements Payable	15,000	40,000
Current Portion of Long-Term Debt	4,529	4,050
Note Payable	11,654	11,654
TOTAL CURRENT LIABILITIES	159,560	158,231

LONG TERM LIABILITIES
Long-Term Liabilities	4,930	6,482
TOTAL LIABILITIES	165,490	164,713
STOCKHOLDERS' EQUITY
Preferred Stock, $.001 Par Value, Non-Voting, 1,000,000 Shares
Authorized; None Issued and Outstanding	-	-
Common Stock, $.001 Par Value; 50,000,000 Shares
Authorized; 11,921,271 Shares Issued and Outstanding at March 31;
5,921,271 Shares Issued and Outstanding at December 31, 2000	11,921	5,921
Additional paid-in capital	2,216,731	1,022,731
Less: Stock Subscriptions Receivable	(283,629)	(301,994)
Retained earnings (accumulated deficit)	(1,727,892)	(518,081)
TOTAL STOCKHOLDERS' EQUITY	217,131	208,577
TOTAL STOCKHOLDERS' EQUITY AND LIABILITIES	$381,621	$373,290
The accompanying Notes to Consolidated Financial Statements are integral part of these Consolidated Financial Statements.

SKINTEK LABS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
(Unaudited)
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
(Unaudited)
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

During the three months ended March 31, 2001, as adjusted to reflect the April 30, 2001 Share Transfer Agreement and our disposition of our Subsidiary, PBI, our pro forma statement of operations reflects that we had no revenues from any business operations. Our pro forma balance sheet reflects no assets or liabilities, all of which were transferred to PBI in connection with the Share Transfer Agreement.  Please read this amended Quarterly Report together with our amended Form 10-KSB/A for the year ended December 31, 2000, filed with the the SEC on July 20, 2001, and our amendment to our Schedule 14C filed with the SEC on July 23, 2001. This Quarterly Report does not contain any estimates and/or plans related to the industry in which we formerly operated.

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

Operating Expenses: We incurred total operating expenses of $1,349,514 during the period ended March 31, 2001 compared to total operating expenses of $164,854. Our marketing and sales expenses declined from $62,977 during the three-months period ended March 31, 2000 to $43,155 during the the period ended March 31, 2001. The higher marketing expenses during the period ended March 31, 20001 were mainly due to the introduction of a new product line during the first quarter of 2000. The most significant change was an increase in administrative expense which was $1,267,575 for the three-month period ended March 31, 2001 compared to $62,650 for the same period of the prior year. The administrative expense for the 2001 period included a non-cash expense of $1,200,000, related to the issuance of 6 million shares to our new president and sole director, which has been treated as compensation. The shares were issued for compensation on March 16, 2001, on which date the closing bid price of the SKNT shares was $.20. We believe that this is a non-recurring expense and the transaction was for the purpose of giving our new president voting control.

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
Dated: November 14, 2001
Hollywood, FL