Form 10KSB/A
period 2000-12-31
SKINTEK LABS INC
filed 2002-02-27
CIK 1096208

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
Common Stock, par value $.001
(Title of class)

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to the filing requirements for the past 90 days. Yes [X] No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer’s revenues for December 31,2000, its most recent fiscal year: $1,032,655

At February 14, 2002, there were 11,921,271 shares of the issuer's Common Stock issued and outstanding. Affiliates of the Issuer own 11,489,937  shares of the Issuer’s issued and outstanding common stock and the remaining 431,334 shares are held by non-affiliates. The market value of the shares held by non-affiliates is $8,627 based upon the closing bid price of $.02 on February 14, 2002. (*)

DOCUMENTS INCORPORATED BY REFERENCE:

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Recent Developments-Skintek Labs, Inc.

This Annual Report on Form 10-KSB/A is being filed with the SEC by Skintek Labs, Inc., a Delaware corporation, amending the disclosure contained in our Form 10-KSB filed March 28, 2001, and amended July 20, 2001 and November 9, 2001. Skintek Labs is also referred to as the "SKNT", "we", "us" and "our", as the case may be. This Form 10-KSB/A also discloses an action taken by written consent of the holders of a majority of our outstanding voting stock relating to a Share Transfer Agreement involving the disposition by SKNT of all shares of  Performance Brands, Inc., our former wholly owned subsidiary, to Stacy Kaufman, our former sole executive officer and director and a principal shareholder.  As a result of the Share Transfer Agreement, SKNT  became a company with no operations or assets. The only business activities that will be conducted by SKNT will be to seek potential business combinations and continuing to remain current under the reporting requirements of the Exchange Act. We have filed with the SEC an amended Information Statement on Schedule 14C under the Exchange Act that contains information regarding our change of management and the disposition of all of our assets and liabilities. We are incorporating by reference our amended Information Statement for further disclosure of events that occurred after the end of our fiscal year ended December 31, 2000. See the discussion under "Risk Factors" in the amended Information Statement including risks associated with any future acquisition of a non-reporting company, potential dilution to SKNT shareholders from any reverse merger relating to any acquisition of a non-reporting company.

The following is a summary of the material terms of the Share Transfer Agreement and the related transactions. Reference is also made to, and this summary is qualified in its entirety by, the more detailed information contained  in the amended Information Statement on Schedule 14C filed with the SEC and the exhibits thereto.

•  SKNT  transferred all shares of  Performance Brands, Inc., our former wholly-owned subsidiary, to  Stacy Kaufman, our former president, director and control shareholder. The transfer was made pursuant to a Share Transfer Agreement that we have attached as Exhibit 10.1. See the discussion under "Background and Material Features of the PBI Share Transfer Agreement" below. We have disclosed our reasons for entering into the Share Exchange Agreement  under "Reasons for the PBI Share Transfer Agreement" below. The principal reasons for our decision to dispose of PBI were the financial underperformance of PBI and our difficulties in funding PBI's continued operations. See the discussion under "Information About PBI-Skintek Lab's Former Business" and "Management's Discussion and Analysis" and the discussion under "Reasons for the PBI Share Transfer Agreement" below.

• The value of net assets transferred to Kaufman in connection with the Share Transfer Agreement was $217,131. The book value of PBI at the date of the 1999 merger was $357,789. The difference between the book value in 1999 and the book value of $217,131 at the date of divestiture was primarily attributable to the increase in accumulated deficit from net losses. The List of Assets and Liabilities transferred is attached as Exhibit 10.2 hereto. This constituted all of our assets and liabilities. As a result of this Share Transfer Agreement we became a non-operating company with no assets or liabilities and will seek to explore potential business combinations with entities which our sole officer and director, Marc Baker, believes will have greater potential for growth and profitability.
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

On March 16, 2001, contemporaneous with the resignation of Mr. Kaufman, Mr. Baker was issued 6 million shares, which provided him with voting control of SKNT, for no consideration. The closing bid price of the SKNT shares was $.20 on March, 16, 2001, the date of the transaction, although no shares traded on that date and there has been no actual trading market in the SKNT shares for some time. However, we have expensed the sum of $1,200,000 as a non-cash expense in connection with this transaction, based upon the closing bid price of $.20. Other than the total net cash advances made by Mr. Baker of $740,577, no other cash has been advanced nor have payments been made on behalf of SKNT. All subscriptions payable or receivable with respect to Mr. Baker have been canceled, effective with his acquisition of control. Reference is made to the disclosure below in Item 11. "Security Ownership of Certain Beneficial Owners and Management" and Item 12. "Certain Relationships and Related Transactions".

Background-Skintek Labs

We were incorporated under the name Biologistics, Inc. under the laws of Colorado on December 13, 1994, to engage in clinical consulting, contract packaging and labeling services. We never had any operations. On April 22, 1997, we merged into a subsidiary that was organized under the name Biologistics, Inc. under the laws of Delaware on March 19, 1997 and became a Delaware corporation. We organized PBI Acquisition Corp. as a wholly-owned subsidiary on March 31, 1999, and on the same date Performance Brands, which we operated as our former wholly-owned subsidiary until the Share Exchange Agreement dated April 30, 2001, entered into a merger agreement with and was merged into PBI Acquisition Corp. resulting in PBI becoming our wholly-owned subsidiary. In consideration for the March 31, 1999 merger, the former PBI shareholders, Stacy Kaufman and Cathy Kaufman, were issued 18,500,000 shares, which were adjusted for a one for six reverse share recapitalization into 3,083,333 shares effective May 12, 1999. Prior to the March 1999 PBI merger, Stacy Kaufman was issued 288,333 shares for services to SKNT, adjusted for the reverse share recapitalization. The book value of PBI at the date of the 1999 merger was $357,789.

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

Conduct of Business Following the Share Transfer Agreement

Business Objectives. We seek acquisition possibilities throughout the United States to make acquisitions or enter into other business endeavors to the extent our limited assets and personnel will allow. Our business objective is to effect a merger, exchange of capital stock, asset acquisition or other business combination with an operating business that will have significant growth potential.

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

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any litigation that is material. During the year ending December 31, 1998, prior to the merger of PBI and SKNT, PBI contracted for services with  an advertising company for which we were charged $104,245. We believe that the advertising company did not fulfill its obligations as contracted, and therefore we refused to pay the amount. In January 2001, the United States District Court, Southern District of New York, dismissed the suit, and the debt was settled for $25,000. In addition, in January 2001, we settled the claim of a model used for product promotion for $15,000. As a result, we recorded   net settlement income of $64,245, which reduced our selling expenses on our consolidated statement of operations for the fiscal year ended December 31, 2000. Reference is made to Note 3 of the Notes to Consolidated Financial Statements related to Settlements Payable.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(A) MARKET INFORMATION

Our shares of common stock are traded over-the-counter in what is referred to as the OTC:Bulletin Board. As of  February 14, 2002, there were 16 market makers submitting quotations on the OTC:BB. However, we do not believe that there has been any significant trading volume during the past four months and any trading that occurred has been sporadic. The following information with respect to the high and low bid price of our shares was obtained from the National Quotation Bureau. On May 12, 1999, our shares were subject to a 1 for 6 reverse split, and the table below reflects such information.

	High	Low
Calendar 1999
Quarter Ended March 31,	$1.50	$0.375
Quarter Ended June 30, (*)	$2.50	$0.375
Quarter Ended September 30,	$2.25	$1.44
Year Ended December 31,	$1.44	$0.56

Calendar 2000
Quarter Ended March 31,	$2.125	$0.56
Quarter Ended June 30,	$3.125	$150
Quarter Ended September 30,	$3.75	$1.625
Year Ended December 31,	$2.56	$0.625

Calendar 2001
Quarter Ended March 31,	$0.75	$0.14
Quarter Ended June 30,	$0.23	$0.16
Quarter Ended September 30,	$0.17	$0.04
Year Ended December 31, 2002	$0.04	$0.02

Calendar 2002
Period Ending February 14, 2002	$0.04	$0.02
(*) On May 12, 1999, we had a 1 for 6 reverse stock split and the price of the shares reflects this share recapitalization.

(B) Holders

As of February 14, 2002, there were 228 holders of our shares.

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

Date	Title	Amount of Securities Sold	Persons	Cash or Non Cash Consideration
11/10/98	Common Stock	164,667 Shares	Accredited Investors (1)	$82,333 in cash at $.50 per share.
11/11/98	Common Stock	288,333 Shares	Stacy Kaufman (2)	Services valued at $104,166 and provided to SKNT prior to the merger with PBI
3/31/99	Common Stock	3,083,333 Shares	Stacy Kaufman (3)	Issued in connection with PBI Merger
03/31/99-7/06/99	Common Stock	1,083,338 Shares 1,034,933 Shares	Marc Baker, Merger Consultant (4)	$740,577 in net cash advances was converted into a total of 2,118,271 restricted shares. The average conversion price for the entire 2,118,271 shares issued was $.35.
12/31/99	Common Stock	500,000 Shares	Stacy Kaufman (5)	Vested Options at $.50 per share, never exercised, granted under 1999 Employment Agreement
12/31/00	Common Stock	500,000 Shares	Stacy Kaufman (5)	Vested Options at $.50 per share, never exercised, granted under 1999 Employment Agreement
03/16/01	Common Stock	6,000,000 Shares	Marc Baker (6)	Issued as compensation and an expense of $1,200,000 was reflected in the quarter ended March 31, 2001
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
(6) The issuance and sale of the restricted shares to Mr. Baker, the Company's President, was based upon Section 4(2) under the Act. Mr. Baker was issued the shares as compensation and no cash consideration was paid to the Company. In determining the purchase price paid by Baker for the 6 million restricted SKNT shares, SKNT considered the total net cash advances made by Baker of $740,577 through March 31, 2001 and that at the date of the sale of the 6 million restricted shares to Mr. Baker, SKNT had no business operations or assets. SKNT shares have had only a limited and sporadic trading market, and we believe that the issuance of the 6 million shares to Mr. Baker was fair. SKNT has not sought any fairness opinion with respect to the Baker transactions. While there was no trading in the SKNT shares on March 16, 2001, the closing bid price of the shares on such date was $.20 and SKNT recorded as non-cash compensation expense the sum of $1,200,000 in its Form 10-QSB/A for the period ended March 31, 2001. See Part III, Item 12, "Certain Relationships and Related Transactions".

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

Our selling, general and administrative expenses were $480,429 in 2000 compared to $657,528 in 1999. Our selling expense declined from $254,960 in 1999 to $82,120 in 2000, which includes a net legal settlement income of 64,245. Our administrative expense declined from $266,891 in 1999 to $246,428 in 2000.

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

Our stock subscriptions receivable in the amount of $301,994 at December 31, 2000 and $374,287 at December 31, 1999 had previously been  deemed fully collectible. However, in connection with the Share Transfer Agreement and the disposition of PBI, and the change in control with the issuance and sale of 6,000,000 shares to Mr. Baker in March 2001, the subscriptions receivable from Mr. Baker in the net amount amount of $289, 629  were waived.

Our current liabilities declined from $241,202 at December 31, 1999 to $158,231 at December 31, 2000 because we reduced our accounts payable by $123,103. We settled two suits and made a provision for settlement payments in the amount of $40,000. See Note 3 to the Notes to Consolidated Financial Statements).

We were aware of the trend of stagnating sales and the unwillingness of our principal shareholder to continue to fund our operations through the purchase of shares and/or other cash advances, which we determined would have adversely impacted our liquidity. We had no plans for any large capital expenditures.

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
The accompanying Notes to Consolidated Financial Statements are integral part of these Consolidated Financial Statements.

SKINTEK LABS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

	2000	1999

SALES	$1,032,655	$1,014,997
COST OF GOODS SOLD	588,843	584,708

GROSS PROFIT	443,812	430,289

OPERATING EXPENSES
Selling	82,120	254,960
General	151,881	135,677
Administrative	246,428	266,891
TOTAL OPERATING EXPENSES	480,429	657,528

INCOME (LOSS) FROM OPERATIONS	(36,617)	(277,239)

OTHER INCOME AND EXPENSES
Miscellaneous Income	-	38,351
Interest Income	4,227	5,280
Interest Expense	(1,657)	(2,214)
TOTAL OTHER INCOME (EXPENSE)	2,570	41,417

NET INCOME (LOSS) BEFORE PROVISION FOR
(BENEFIT FROM) INCOME TAXES	(34,047)	(185,822)

Provision for (Benefit from) Income Taxes	-	-

NET INCOME (LOSS)	$(34,047)	$(185,822)
NET INCOME (LOSS) COMMON STOCK:
Basic	$(.01)	$(.04)
Diluted	$(.01)	$(.04)

SHARES USED IN COMPUTING NET INCOME (LOSS) PER COMMON SHARE
Basic	5,921,271	5,123,921
Diluted	6,713,621	5,291,044
The accompanying Notes to Consolidated Financial Statements are integral part of these Consolidated Financial Statements.

SKINTEK LABS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

					Retained	Total
			Addi-	Stock	Earnings	Stock-
	Common Stock		tional	Subscrip-	(Accu-	holders'
	Number		Paid-in	tions	mulated	Equity
	of Shares	Amount	Capital	Receivable	Deficit)	(Deficit)

Balance, January 1, 1999	3,803,000	$3,803	$(22,642)	$-	$(298,212)	$(317,051)
March 31, 1999 converted $541,667 of merger consultant's note into
1,083,338 shares of common stock	1,083,338	1,083	540,584	-	-	541,667
Additional Merger Costs	-	-	(11,643)	-	-	(11,643)
July 6, 1999 issued 1,034,933 shares of common stock to merger consultant for $96,252 of consultant's
note and $392,287 cash due	1,034,933	1.035	516,432	(392,287)	-	125,180
Advances from merger consultant	-	-	-	18,000	-	18,000
Net loss	-	-	-	-	(185,822)	(185,822)
Balance, December 31, 1999	5,921,271	5,921	1,022,731	(374,287)	(484,034)	170,331
Advances from merger consultant	-	-	-	72,293	-	72,293
Net Loss	-	-	-	-	(34,047)	(34,047)
Balance, December 31, 2000	5,921,271	$5,921	$1,022,731	$(301,994)	$(518,081)	$208,577
The accompanying Notes to Consolidated Financial Statements are integral part of these Consolidated Financial Statements.

SKINTEK LABS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS YEARS ENDED DECEMBER 31, 2000 AND 1999

	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(34,047)	$(185,822)
Adjustments to Reconcile Net Income (Loss)
to Net Cash Used in Operating Activities:
Depreciation and Amortization	13,821	7,180
Decrease (Increase) in Accounts Receivable	22,818	(30,790)
Decrease (Increase) in Inventory	23,283	(109,440)
Decrease (Increase) in Income Taxes Receivable		28,948
Decrease (Increase) in Security Deposits	3,525	(1,860)
Increase (Decrease) in Accounts payable	(123,103)	(40,414)
Increase (Decrease) in Payroll Taxes Payable	(3,918)	(918)
Decrease in Income Taxes Payable	-	-
Increase in Settlements Payable	40,000	(9,000)
NET CASH (USED) PROVIDED IN OPERATING ACTIVITIES	(57,621)	(342,116)
CASH FLOW FROM INVESTING ACTIVITIES:
Loan Repayment from (Advances to) Stockholders (Net)	19,881	(46,544)
Purchases of Property and Equipment	(16,813)	(29,419)
Purchase of Intangible Assets	(2,803)	(24,439)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:	265	(100,402)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Note Payable	72,293	450,265
Principal payments on Long-Term Debt	(4,074)	-
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	68,219	450,265
NET INCREASE (DECREASE) IN CASH	10,863	7,747
CASH, BEGINNING OF PERIOD	$7,747	$-
CASH, END OF PERIOD	$18,610	$7,747
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,657	$2,214
Income Taxes	$0	$0

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

We determined that no impairment charge of our long-lived assets and intangible assets should be recorded at December 31, 2000 and March 31, 2001 because: our fundamental analysis of PBI; discussions with management; the results to the Company in absence of PBI; and PBI continued to operate without the parent Company in the same manner that predated its merger with the Company in 1999.

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

NOTE 3 - FOURTH QUARTER AGGREGATE ADJUSTMENTS

The fourth quarter aggregate adjustments were immaterial except for the following:

During the year ending December 31, 1998, the Company contracted for and expensed $104,245 of advertising from a third party company. The advertising was not effective as contracted, and the Company refused to pay the amount. In January 2001, the United States District Court, Southern District of New York, dismissed the suit, and the debt was settled for $25,000, resulting in legal settlement income of $79,245.

During the year ending December 31, 1999, a model for a Company promotion sued the Company for compensation from the product line advertised. In January 2001, this matter was settled for $15,000.

Both balances due, totaling $40,000, were paid in installments in 2001. The net legal settlement income was $64,245, which reduced the selling expenses on the consolidated statement of operations for the year ended December 31, 2000.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class Outstanding (1)
Common Stock	Stacy Kaufman, former president and director, 1750 NW 65th Ave., Plantation, FL 33313	3,371,666 (2)(3)	28.3%
Common Stock	Cathy Kaufman, former secretary and treasurer, 1750 NW 65th Ave., Plantation, FL 33313	3,083,333 (3)	25.9%
Common Stock	Marc Baker, president and director, 2700 North Avenue, Suite 305, Hollywood, FL 33020	8,118,271 (4)	68.1%
Common Stock	All Officers and Directors as a Group (one person)	8,118,271 (4)	68.1%
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
February 19, 2002

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

Skintek Labs, Inc.

Marc L. Baker, President, Chief Executive Officer and Chairman
By: /s/ Marc L. Baker
Hollywood, FL
Dated: February 27, 2002