Form 10QSB/A
period 2001-06-30
SKINTEK LABS INC
filed 2002-02-27
CIK 1096208

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common Stock, $.001 par value 11,921,271 shares outstanding as of February 27, 2002.

Transitional Small Business Disclosure Format: Yes __ No X

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Page
FINANCIAL STATEMENTS
Consolidated Balance Sheets	4
Consolidated Statements of Operations and Accumulated Deficit	5
Consolidated Statements of Cash Flows	6
Notes to the Financial Statements	7

SKINTEK LABS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
	June 30,	Dec. 31,
	2001	2000
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$0	$18,610
Accounts receivable	0	24,861
Inventory	0	169,256
Due from Stockholders	0	87,430
TOTAL CURRENT ASSETS	0	300,157

Machinery and Equipment	0	30,960
Furniture and Fixtures	0	12,351
Office Equipment	0	19,193
Website	0	9,392
Leasehold Improvements	0	16,151
	0	88,047
Less Accumulated Depreciation	0	43,481
NET PROPERTY AND EQUIPMENT	0	44,566
OTHER ASSETS
Security Deposits	0	3,220
Patent and Trademarks (Less: Accumulated Amortization of
$2,295 in 2001 and $1,895 in 2000)	0	25,347
TOTAL OTHER ASSETS	0	28,567
TOTAL ASSETS	$0	$373,290

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$0	$101,751
Payroll Taxes Payable	0	776
Settlements Payable	0	40,000
Current Portion of Long-Term Debt	0	4,050
Note Payable	0	11,654
TOTAL CURRENT LIABILITIES	0	158,231
LONG TERM LIABILITIES
Long-Term Liabilities	0	6,482
TOTAL LIABILITIES	0	164,713
STOCKHOLDERS' EQUITY
Preferred Stock, $.001 Par Value, Non-Voting, 1,000,000 Shares
Authorized; None Issued and Outstanding	0	0
Common Stock, $.001 Par Value; 50,000,000 Shares
Authorized; 11,921,271 Shares Issued and Outstanding at June 30;
5,921,271 Shares Issued and Outstanding at December 31, 2000	11,921	5,921
Additional paid-in capital	1,714,886	1,022,731
Less: Stock Subscriptions Receivable	0	(301,994)
Retained earnings (accumulated deficit)	(1,726,807)	(518,081)
TOTAL STOCKHOLDERS' EQUITY	0	208,577
TOTAL STOCKHOLDERS' EQUITY AND LIABILITIES	$0	$373,290
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

4. Divestiture of Performance Brands, Inc.

On April 30, 2001, the Company agreed to sell its shares in Performance Brands, Inc., the Subsidiary, in consideration of the cancellation of the 1999 employment agreement between Stacy Kaufman, our former sole executive officer and director and the Company and, in addition, the cancellation of options to purchase 500,000 shares of the Company stock because the Subsidiary failed to achieve the projected sales and profits that led to its purchase. Our financial statements for the period ended September 30, 2001 reflect the divestiture of PBI effective April 30, 2001

The Company has determined the fair value of the assets transferred pursuant to the divestiture were substantially similar to their fair value upon purchase, after the adjustment for an increase in accumulated deficit resulting from operating losses. Both parties have agreed to absorb their own expenses in this transaction.  The Company did not recognize any gain or loss in connection with this transaction.

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

Our balance sheet reflects no assets or liabilities as of June 30, 2001, all of which were transferred to PBI in connection with the Share Transfer Agreement. Please read this Quarterly Report together with our amended Schedule 14C filed with the SEC on February 27, 2002, and our Form 10-QSB/A for the three month period ended March 31, 2001, filed on November 9, 2001. This Quarterly Report does not contain any estimates and/or plans related to the industry in which we formerly operated.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to Part I, Item 3, "Legal Proceedings" in our Form 10-KSB/A filed on February 27, 2002. All assets of liabilities of PBI were transferred in connection with the Share Transfer Agreement dated April 30, 2001, including any liabilities or claims under any pending proceeding.

Item 2. Changes in Security

During the three month period ended June 30, 2001, we did not issue any restricted shares.

Item 3. Default Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders. However, reference is made to our amended Schedule 14C Preliminary Information Statement filed February 27, 2002, regarding the divestiture of PBI by SKNT by the action taken by our board of directors and the consent of shareholders owning a majority of our issued and outstanding shares.

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit No.	Document Description
3(i)	Articles of Incorporation (filed as Exhibits 3.1, 3.2 and 3.3 to the Company's Registration Statement on Form 10-SB/12g and incorporated herein by reference)
3(ii)	Bylaws (filed as Exhibit 3.4 to the Company's Registration Statement on Form 10-SB/12g and incorporated herein by reference)
13	Form 10-KSB/A for the year ended December 31, 2000, filed on July 23, 2001 and incorporated herein by reference.
19(i)	Amended Schedule 14C Preliminary Information Statements filed on July 23 and November 9, 2001and are incorporated herein by reference.
19(ii)	Schedule 14C Definitive Information Statement filed on February 27, 2002 and incorporated herein by reference.

(b) Form 8-K.

The Company did not file a Current Report during the three-month period ending June 30, 2001.

SIGNATURES

In accordance with Section 12 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKINTEK LABS, INC.
By: /s/ Marc Baker
Marc Baker, President and Director
Dated: February 27, 2002
Hollywood, FL