Form 10QSB/A
period 2001-09-30
SKINTEK LABS INC
filed 2002-02-27
CIK 1096208

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

(954) 923-4438
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common Stock, $.001 par value 11,921,271 shares outstanding as of February 27, 2002.

Transitional Small Business Disclosure Format: Yes __ No X

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Page
FINANCIAL STATEMENTS
Consolidated Balance Sheets	3
Consolidated Statements of Operations and Accumulated Deficit	4
Consolidated Statements of Cash Flows	5
Notes to the Financial Statements	6

SKINTEK LABS, INC. AND SUBSIDIARY
BALANCE SHEETS

	Sept. 30, 2001	Dec. 31, 2000
	(unaudited)	(restated)
ASSETS
CURRENT ASSETS
Cash	$-	$18,610
Accounts Receivable	-	24,861
Inventory	-	169,256
Due from Stockholders	-	87,430
TOTAL CURRENT ASSETS	-	300,157

PROPERTY AND EQUIPMENT
Machinery and Equipment	-	30,960
Furniture and Fixtures	-	12,351
Office Equipment	-	19,193
Website	-	9,392
Leasehold Improvements	-	16,151
	-	88,047
Less: Accumulated Depreciation	-	43,481

OTHER ASSETS
Security Deposits	-	3,220
Patent and Trademarks (less accumulated
amortization of $1,895 in 2000)	-	25,247
TOTAL OTHER ASSETS	-	28,567
TOTAL ASSETS	$-	$373,290

CURRENT LIABILITIES
Accounts Payable	$-	$101,751
Due to Officer	4,358	-
Payroll Taxes Payable	-	776
Settlements Payable	-	40,000
Current Portion of Long-Term Debt	-	4,050
Note Payable	-	11,654
TOTAL CURRENT LIABILITIES	4,358	158,231
TOTAL LIABILITIES	4,358	164,713
STOCKHOLDERS' EQUITY
Preferred Stock, $.001 Par Value, Non-Voting,
1,000,000 Shares Authorized;
None Issued and Outstanding	-	-
Common Stock, $.001 Par Value; 50,000,000 Shares
Authorized; 11,921,271 Shares Issued
and Outstanding at Sept. 30; 5,921,271 Shares
Issued and Outstanding at December 31, 2000	11,921	5,921
Additional paid-in capital	1,227,264	1,022,731
Less: Subscriptions Receivable	-	(301,994)
Retained earnings (accumulated deficit)	(1,243,543)	(518,081)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(4,358)	208,577
TOTAL STOCKHOLDERS' EQUITY
AND LIABILITIES	$-	$373,290
The accompanying Notes to Financial Statements are integral part of these Financial Statements.

SKINTEK LABS, INC.
STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
(Unaudited)
	For the Three Months Ended		For the Nine Months Ended
	Sep. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2001	2000 (Restated)	2000 (Restated)	2000 (Restated)

SALES	$-	$196,986	$356,464	$822,710
COST OF SALES	-	53,714	183,222	437,144
GROSS PROFIT	-	143,272	173,242	385,566
OPERATING EXPENSES
Selling	-	24,936	49,545	117,552
General	-	35,228	44,874	116,654
Administrative	4,358	61,564	1,293,283	187,811
TOTAL OPERATING EXPENSES	4,358	121,728	1,387,702	422,017

INCOME (LOSS) FROM
OPERATIONS	(4,358)	21,544	(1,214,460)	(36,451)

OTHER INCOME AND EXPENSES
Interest Income	-	1,126	1,646	3,447
Interest Expense	-	(584)	(270)	(1,323)
TOTAL OTHER INCOME
(EXPENSE)	-	542	1,376	2,124

NET LOSS BEFORE
PROVISION FOR INCOME TAX	(4,358)	22,086	(1,213,084)	(34,327)
Provision for Income Tax	-	-	-	-
NET INCOME (LOSS)	$(4,358)	$22,086	$(1,213,084)	$(34,327)

SUBSIDIARY ELIMINATION	-	-	5,126	-

RETAINED EARNINGS
(ACCUMULATED DEFICIT),
BEGINNING OF PERIOD	$(1,239,185)	$(540,447)	$(35,621)	$(484,034)
RETAINED EARNINGS
(ACCUMULATED DEFICIT),
END OF PERIOD	(1,243,543)	$(518,361)	$(1,243,543)	$(518,361)

NET INCOME (LOSS) COMMON STOCK:
Basic	$(0.00)	$(0.01)	$(.12)	$(0.01)
Diluted	$(0.00)	$(0.00)	$(.12)	$(0.01)

SHARES USED IN COMPUTING
NET INCOME (LOSS) PER
COMMON SHARE
Basic	11,921,271	5,921,271	10,272,919	5,921,271
Diluted	11,921,271	5,921,271	10,272,919	5,921,271
The accompanying Notes to the Financial Statements are integral part of these Financial Statements.

SKINTEK LABS, INC. AND SUBSIDIARY
STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Nine Months Ended
	Sept. 30, 2001	Sept. 30, 2000 (Restated)
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Income (Loss)	$(1,213,084)	$(34,327)
Adjustments to Reconcile Net Income
(Loss) to Net Cash Provided by
(Used in) Operating Activities
Stock Compensation	1,200,000	-
Depreciation and Amortization	4,427	10,825
Decrease (Increase) in Accounts Receivable	24,861	2,017
Decrease (Increase) in Inventory	169,256	(13,146)
Decrease in Stock Subscriptions Receivable	18,364	64,542
Decrease (Increase) in Security Deposits	3,220	3,525
Increase (Decrease) in Accounts Payable	(101,751)	(21,721)
Decrease in Payroll Taxes Payable	(776)	(3,926)
Decrease in Settlements Payable	(40,000)	-
Increase in Due to Officer	4,358	-
NET CASH USED IN OPERATING ACTIVITIES	68,875	-

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan Repayments from Stockholders (Net)	-	29,415
Disposal of Due from Stockholders	87,430	-
Disposal (Purchase) of Property and Equipment	44,566	(16,812)
Disposal (Purchase) of Intangible Assets	25,347	(1,335)
NET CASH USED IN INVESTING ACTIVITIES	157,343	11,268

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal Payments on Long-Term Note	(1,073)	(3,024)
Disposal of Notes Payable	(22,186)	-
Disposal of Subsidiary Stock	(221,569)	-
NET CASH PROVIDED BY (USED IN)
FINANCING ACTIVITIES	(244,828)	(3,024)

NET INCREASE (DECREASE) IN CASH	(18,610)	16,033
CASH, BEGINNING OF PERIOD	18,610	7,746
CASH, END OF PERIOD	$-	$23,779
SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION
Cash paid during the period for:
Interest	$270	$1,323
Income Taxes	$-	$-
The accompanying Notes to the Financial Statements are integral part of these Financial Statements.
SUPPLEMENTARY DISCLOSURE OF NON-CASH OPERATING ACTIVITIES
In January 2000, the Subsidiary moved into its new office and warehouse facility. The build-out exceeded the allowance by $14,606. The Subsidiary agreed to repay the landlord by an unsecured promissory note with thirty-nine monthly payments of $429.95, principal and interest at the rate of 8.5%. On March 16, 2001, the president of the Company received 6,000,000 shares of the Company’s common stock as compensation. The stock was valued at $0.20 per share.

SKINTEK LABS, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

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

  3. Restated Financial Statements

  The 2000 consolidated financial statements were restated to include the assets, liabilities, and losses of the former subsidiary Performance Brands, Inc., which was divested on April 30, 2001 and to eliminate the assets, liabilities, and losses of the former subsidiary Ultimate Warlock, Inc., whose acquisition was rescinded on or about February 21, 2001. The 2001 consolidated financial statements were restated to include the results of operations and changes in cash flows for Performance Brands, Inc. through April 30, 2001, the date of divestiture from the Company.

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

  Results of Operations

  The discussion below is as of September 30, 2001 and reflects our disposition of PBI in the Share Transfer Agreement on April 30, 2001. Reference is made to the Notes to the Financial Statements included in this Form 10-QSB/A for the period ended September 30, 2001, which reflects the disposition of PBI and that we have no assets or liabilities and no operations.

  Revenues: During the three-month period ended September 30, 2001, we had no revenues compared to revenues of $356,464 for the same period in the prior year.

  Operating Expenses: During the three-month period ended September  30, 2001, we had operating expenses of $4,358, compared to operating expenses of $121,728 during the same period of the prior year. During the nine-month period ended September 30, 2001, we had operating expenses of $1,387,702 which includes a non-cash expense of $1,200,000 related to the sale of 6 million restricted shares to our new president on March 16, 2001. The 6 million shares were issued for compensation. The closing bid price of the SKNT shares on the date of issuance was $.20 per share. This non-recurring expense was in connection with the sale of voting control which was disclosed in our Schedule 14C Information Statement filed with the SEC.

  Net Loss: During the three-month periods ended September 30, 2001 and 2000, our net loss was $4,358 and $22,086, respectively. Our net loss for the nine-month periods ended September 30, 2001 and 2000, were $1,213,084 and $34,327, respectively.

  Liquidity and Capital Resources

  At September 30, 2001, we had no assets and had only limited liabilities of $4,358, which represents an amount due to our sole officer/director for advances made to pay our administrative expenses. At December 31, 2000, we had $373,290 in assets, which reflects the assets of our subsidiary PBI. We had $164,713 of liabilities at December 31, 2000. All of PBI assets and liabilities were transferred to PBI and Kaufman in the April 30, 2001 Share Transfer Agreement. Our accumulated deficit at September 30, 2001 was $1,243,543 compared to $518,081 at December 31, 2000. A significant component of our increased accumulated deficit at September 30, 2001 was the result of the non-cash expense of $1,200,000 related to the issuance of 6 million restricted shares to our president, a non-recurring expense, as discussed above.

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

  Item 2. Changes in Security

  During the three-month period ended September 30, 2001, we did not issue any restricted shares.

  Item 3. Default Upon Senior Securities

  None

  Item 4. Submission of Matters to a Vote of Security Holders

  No matters were submitted to a vote of our security holders. However, reference is made to our amended Schedule 14C Preliminary Information Statement filed on February 27, 2002, regarding the divestiture of PBI by SKNT by the action taken by our board of directors and the consent of shareholders owning a majority of our issued and outstanding shares.

  Item 5. Other Information

  None

  Item 6. Exhibits and Reports on Form 8-K

  (a) Exhibits:

Exhibit No.	Document Description
3(i)	Articles of Incorporation (filed as Exhibits 3.1, 3.2 and 3.3 to the Company's Registration Statement on Form 10-SB/12g and incorporated herein by reference)
3(ii)	Bylaws (filed as Exhibit 3.4 to the Company's Registration Statement on Form 10-SB/12g and incorporated herein by reference)
13	Form 10-KSB/A for the year ended December 31, 2000, filed on November 9, 2001 and incorporated herein by reference.
19(i)	Amended Schedule 14C Preliminary Information Statement filed on February 27, 2002 and incorporated herein by reference.

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