Form 10KSB
period 2001-12-31
SKINTEK LABS INC
filed 2002-03-21
CIK 1096208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001

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
Common Stock, par value $.001
(Title of class)

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to the filing requirements for the past 90 days. Yes [X] No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer’s revenues for December 31, 2001, its most recent fiscal year: none

At March 20, 2002, there were 12,051,271 shares of the issuer's common stock issued and outstanding. Affiliates of the Issuer own 11,489,937  shares of the Issuer’s issued and outstanding common stock and the remaining 561,334 shares are held by non-affiliates. The market value of the shares held by non-affiliates is $11,227 based upon the closing bid price of $.02 on March 20, 2002. (*)

DOCUMENTS INCORPORATED BY REFERENCE:

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Recent Developments-Skintek Labs, Inc.

This Annual Report on Form 10-KSB is being filed with the SEC by Skintek Labs, Inc., a Delaware corporation. Skintek Labs is also referred to as the "SKNT", "we", "us" and "our", as the case may be. This Form 10-KSB also discloses an action taken by written consent of the holders of a majority of our outstanding voting stock relating to a Share Transfer Agreement involving the disposition by SKNT of all shares of  Performance Brands, Inc., our former wholly owned subsidiary, to Stacy Kaufman, our former sole executive officer and director and a principal shareholder.  As a result of the Share Transfer Agreement, SKNT  became a company with no operations or assets. The only business activities that will be conducted by SKNT will be to seek potential business combinations and continuing to remain current under the reporting requirements of the Exchange Act. We have filed with the SEC an amended Information Statement on Schedule 14C under the Exchange Act that contains information regarding our change of management and the disposition of all of our assets and liabilities.

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

• The value of net assets transferred to Kaufman in connection with the Share Transfer Agreement was $217,131. The book value of PBI at the date of the 1999 merger was $357,789. The difference between the book value in 1999 and the book value of $217,131 at the date of divestiture was primarily attributable to the increase in accumulated deficit from net losses. This constituted all of our assets and liabilities. As a result of this Share Transfer Agreement we became a non-operating company with minimal no assets or liabilities and will seek to explore potential business combinations with entities which our sole officer and director, Marc Baker believes will have greater potential for growth and profitability.
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

Conduct of Business Following the Share Transfer Agreement

Business Objectives. We seek business opportunities throughout the United States to make acquisitions or enter into other business endeavors to the extent our limited assets and personnel will allow. Our business objective is to effect a merger, exchange of capital stock, asset acquisition or other business combination with an operating business that will have significant growth potential.

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

Our ability to compete was also dependent upon our success in establishing our products in the field of SPF soaps/body washes. Sunscreens have been used as a major ingredient in face creams for several years by major manufacturers, with which we had to compete. For our professional skin fitness line, sold in gyms and health food stores, we had one principal competitor, Jan Tana. Notwithstanding our belief   that we would be able to successfully compete, there was no assurance that we would generate sufficient cash flow from operations to continue to our selling and marketing expenses and expenses associated with being a public company reporting under the Exchange Act. Following our year ended December 31, 2000, we determined that SKNT on a consolidated basis would not  be able to compete with any entities that have established presence in sun and body care industry.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(A) MARKET INFORMATION

Our shares of common stock are traded over-the-counter in what is referred to as the OTC:Bulletin Board. As of  March 20, 2002, there were 16 market makers submitting quotations on the OTC:BB. However, we do not believe that there has been any significant trading volume during the past four months and any trading that occurred has been sporadic. The following information with respect to the high and low bid price of our shares was obtained from the National Quotation Bureau. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. On May 12, 1999, our shares were subject to a 1 for 6 reverse split, and the table below reflects such information.

	High	Low
Calendar 1999
Quarter Ended March 31,	$1.50	$0.375
Quarter Ended June 30, (*)	$2.50	$0.375
Quarter Ended September 30,	$2.25	$1.44
Year Ended December 31,	$1.44	$0.56

Calendar 2000
Quarter Ended March 31,	$2.125	$0.56
Quarter Ended June 30,	$3.125	$150
Quarter Ended September 30,	$3.75	$1.625
Year Ended December 31,	$2.56	$0.625

Calendar 2001
Quarter Ended March 31,	$0.75	$0.14
Quarter Ended June 30,	$0.23	$0.16
Quarter Ended September 30,	$0.17	$0.04
Year Ended December 31, 2002	$0.04	$0.02

Calendar 2002
Period Ending March 20, 2002	$0.04	$0.02
(*) On May 12, 1999, we had a 1 for 6 reverse stock split and the price of the shares reflects this share recapitalization.

(B) Holders

As of March 20, 2002, there were 228 holders of our shares.

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

Date	Title	Amount of Securities Sold	Persons	Cash or Non Cash Consideration
3/31/99	Common Stock	3,083,333 Shares	Stacy Kaufman (1)	Issued in connection with PBI Merger
03/31/99-7/06/99	Common Stock	1,083,338 Shares 1,034,933 Shares	Marc Baker, Merger Consultant (2)	$740,577 in net cash advances was converted into a total of 2,118,271 restricted shares. The average conversion price for the entire 2,118,271 shares issued was $.35.
12/31/99	Common Stock	500,000 Shares	Stacy Kaufman (3)	Vested Options at $.50 per share, never exercised, granted under 1999 Employment Agreement
12/31/00	Common Stock	500,000 Shares	Stacy Kaufman (3)	Vested Options at $.50 per share, never exercised, granted under 1999 Employment Agreement
03/16/01	Common Stock	6,000,000 Shares	Marc Baker (4)	Issued as compensation and an expense of $1,200,000 was reflected in the quarter ended March 31, 2001
03/19/01	Common Stock	80,000 Shares	Robert Schwartz (5)	For consulting services valued at $16,000
03/19/01	Common Stock	50,000 Shares	David Wilpon (5)	For services valued at $10,000
(1) The issuance of the 3,083,333 shares issued in connection with the merger of PBI into SKNT was based upon Section 4 (2) under the Act, in an arm's length transaction. The book value of PBI at the date of the merger was $357,789, which represents a price of $.11 per share. There was limited liquidity and only very sporadic trading in the shares at the time of the merger and the issuance of restricted shares to Kaufman. We believe that the terms of the merger transaction with PBI was at the fair value of the restricted SKNT shares on the date of the merger. The 3,083,333 shares were issued to Stacy Kaufman and Cathy Kaufman as JTWROS.
(2) The issuance and sale of the restricted shares to the Marc Baker, as merger consultant, was based upon Section 4(2) under the Act. Mr. Baker made total net cash advances during 1999 of $740,577 to SKNT. At March 31, 2001, the subscription receivable from Mr. Baker was $289,629 and subsequent to the quarter ended March 31, 2001, the subscription receivable from Mr. Baker was waived. The average purchase price of the 2,118,271 restricted shares issued to Mr. Baker as merger consultant was $.35 per share. See Part III, Item 12, "Certain Relationships and Related Transactions". We believe that these restricted shares were issued at the fair market value of SKNT shares based upon the restrictive nature of the shares, the limited liquidity and sporadic trading in SKNT shares.
(3) The 1,000,000 shares were never issued to Mr. Kaufman, but were granted under an option pursuant to his 1999 Employment Agreement with SKNT. A total of 2.5 million shares were subject to this option, exercisable at $.50 per share. 500,000 shares subject to the option vested at December 31, 1999 after SKNT achieved cumulative revenues in excess of $700,000 and an addition 500,000 shares vested at December 31, 2000 after SKNT achieved cumulative revenues in excess of $1,540,000. The options to purchase 1 million shares and options to purchase an additional 1.5 million shares that had not vested were all canceled upon Mr. Kaufman's resignation and as part of the consideration for the Share Transfer Agreement. See Part III, Item 10, "Executive Compensation".
(4) The issuance and sale of the restricted shares to Mr. Baker, the Company's President, was based upon Section 4(2) under the Act. Mr. Baker was issued the shares as compensation and no cash consideration was paid to the Company. In determining the purchase price paid by Baker for the 6 million restricted SKNT shares, SKNT considered the total net cash advances made by Baker of $740,577 through March 31, 2001 and that at the date of the sale of the 6 million restricted shares to Mr. Baker, SKNT had no business operations or assets. SKNT shares have had only a limited and sporadic trading market, and we believe that the issuance of the 6 million shares to Mr. Baker was fair. SKNT has not sought any fairness opinion with respect to the Baker transactions. While there was no trading in the SKNT shares on March 16, 2001, the closing bid price of the shares on such date was $.20 and SKNT recorded as non-cash compensation expense the sum of $1,200,000 in its Form 10-QSB/A for the period ended March 31, 2001. See Part III, Item 12, "Certain Relationships and Related Transactions".
(5) The consultants were issued restricted shares for business evaluation consulting services rendered. The closing bid price of the shares was $.20 on March 19, 2001 and the non-cash compensation has been expensed in 2001.

ITEM 6. MANAGEMENT'S PLAN OF OPERATION

The following discussion and analysis and plan of operation contain some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. From time to time, we also may provide forward-looking statements in other materials we release to the public.

Also note that we provide cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our business under the section entitled "Risk Factors" under Item 1 Part 1. Other factors besides those listed could also adversely affect us in the future.

Overview

Our current activity is related to seeking new business opportunities. We will use our limited personnel and financial resources principally in connection with the search for new business opportunities. It may be expected that starting any new business opportunity will involve the issuance of our shares of Common Stock. To the extent that Common Stock is used to fund any new business opportunity, any available cash, of which there can be no assurance, will be used to finance such new business operations.

We may determine to seek to raise funds from the sale of equity or debt securities, from bank or other borrowings as part of any new business opportunity. We may issue a substantial number of additional shares and to the extent that such additional shares are issued, our shareholders will experience a dilution in their ownership interest. Additionally, if a substantial number of shares of Common Stock are issued in connection with a new business opportunity, a change in control of the Company may be expected to occur.

There currently are no limitations on our ability to borrow funds pursue new business opportunity. However, our limited resources and may make it difficult to borrow funds. The amount and nature of any borrowing by us will depend on numerous factors, including the Company's capital requirements, potential lenders' evaluation of the Company's ability to meet debt service on borrowing and the then prevailing conditions in the financial markets, as well as general economic conditions. The inability of the Company to borrow funds required to pursue new business opportunities, or to provide funds for an additional infusion of capital, may have a material adverse affect on the Company's financial condition.

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

Results of Operations

During the Company's fiscal years ended December 31, 2001 and 2000, respectively, we generated sales no revenues, after giving effect to our divestiture of our former operating subsidiary, PBI. Reference is also made to the discussion under Results of Operations in our Form 10-KSB/A filed on February 27, 2002 regarding our former subsidiary's business and results of operations.

We incurred a net loss from operations of $1,241,575 in 2001 and 2,935 in 2000. This loss from operations is mainly due to non-cash expenses of $1,200,000 associated with the issuance of 6,000,000 restricted shares to Mr. Baker in March 2001. Our basic and diluted loss per shares in fiscal year 2001 and 2000 was $0.12 and $0.00, respectively.

Liquidity and Capital Resources

At December 31, 2001 and 2000, we had no assets as a result of our divestiture of our subsidiary PBI.

Our current liabilities were $15,575 of which $2,881 are accounts payable and $12,694 due to our officer Mr. Baker. We had no liabilities at December 31, 2000.

During the fiscal year ended December 31, 2001 and 2000, we had no cash flow from operations, no cash flow from financing and investing activities.

ITEM 7. FINANCIAL STATEMENTS

Set forth below are the audited financial statements for the Company for the year ended December 31, 2000 and 1999.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of
Skintek Labs, Inc.

Sunrise, Florida

We have audited the accompanying balance sheets of Skintek Labs, Inc. (the Company) as of December 31, 2001 and December 31, 2000, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Skintek Labs, Inc. at December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRASSANO ACCOUNTING, P. A.
Boca Raton, Florida
March 9, 2002

SKINTEK LABS, INC.
BALANCE SHEETS DECEMBER 31, 2001 AND 2000

ASSETS	2001	2000

TOTAL ASSETS	$-	$-

STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$2,881	$-
Due to Officer	12,694	-
TOTAL CURRENT LIABILITIES	15,575	-
TOTAL LIABILITIES	15,575	-
STOCKHOLDERS' EQUITY
Preferred Stock, $.001 Par Value,
Non-Voting, 1,000,000 Shares
Authorized; None Issued and Outstanding	-	-
Common Stock, $.001 Par Value; 50,000,000 Shares
Authorized; 12,051,000 and 5,921,271 Shares		-
Issued and Outstanding	12,051	5,921
Additional paid-in capital	1,223,570	5,921
Retained earnings (accumulated deficit)	(1,223,570)	(35,621)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(15,575)	-
TOTAL STOCKHOLDERS' EQUITY AND LIABILITIES (DEFICIT)	$-	$-
The accompanying Notes to the Financial Statements are integral part

SKINTEK LABS, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

	2001	2000

REVENUES	$-	$-

OPERATING EXPENSES
Administrative	1,241,575	2,935
TOTAL OPERATING EXPENSES	1,241,575	2,935

INCOME (LOSS) FROM OPERATIONS	(1,241,575)	(2,935)

NET INCOME (LOSS) BEFORE PROVISION FOR
(BENEFIT FROM) INCOME TAXES	(1,241,575)	(2,935)

Provision for (Benefit from) Income Taxes	-	-

NET INCOME (LOSS)	$(1,241,575)	$(2,935)
NET INCOME (LOSS) COMMON STOCK:
Basic	$(.12)	$(.00)
Diluted	$(.12)	$(.00)

SHARES USED IN COMPUTING NET INCOME (LOSS) PER COMMON SHARE
Basic	10,790,613	5,921,271
Diluted	10,790,613	5,921,271
The accompanying Notes to the Financial Statements are integral part

SKINTEK LABS, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

				Retained	Total
			Addi-	Earnings	Stock-
	Common Stock		tional	(Accu-	holders'
	Number		Paid-in	mulated	Equity
	of Shares	Amount	Capital	Deficit)	(Deficit)

Balance, December 31, 1999	5,921,271	5,921	29,700	(32,686)	2,935
Net Loss	-	-	-	(2,935)	(2,935)
Balance, December 31, 2000	5,921,271	$5,921	$29,700	$(35,621)	$-
Issued 6,000,000 shares of
common stock to officer as
compensation	6,000,000	6,000	1,194,000	-	1,200,000
Issued 130,000 shares of
common stock for services	130,000	130	25,870	-	-
Net Loss	-	-	-	(1,241,575)	(1,215,575)
Balance, December 31, 2000	12,051,271	$12,051	$1,249,570	$(1,277,196)	$(15,575)
The accompanying Notes to the Financial Statements are integral part

SKINTEK LABS, INC.
STATEMENTS OF CASH FLOWS YEARS ENDED DECEMBER 31, 2001 AND 2000
	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(1,241,575)	$(2,935)
Adjustments to Reconcile Net Income (Loss)
to Net Cash Used in Operating Activities:
Stock issued for compensation	1,226,000	-
Increase in Accounts payable	2,881	-
Increase in due to officer	12,694	-
NET CASH PROVIDED IN OPERATING ACTIVITIES	-	-
CASH FLOW FROM INVESTING ACTIVITIES:
NET CASH PROVIDED BY INVESTING ACTIVITIES:	-	-
CASH FLOWS FROM FINANCING ACTIVITIES:
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-
NET INCREASE (DECREASE) IN CASH	-	-
CASH, BEGINNING OF PERIOD	$-	$-
CASH, END OF PERIOD	$-	$-
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Income Taxes	$-	$-
The accompanying Notes to the Financial Statements are integral part

SKINTEK LABS, INC.

NOTES TO FINANCIAL STATEMENTS

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

On April 30, 2001, the Company agreed to sell its shares in Performance Brands, Inc., the Subsidiary, in consideration of the cancellation of the 1999 employment agreement between the Buyer and the Company and in addition cancellation of options to purchase 500,000 shares of the Company stock because the Subsidiary failed to achieve the projected sales and profits that led to its purchase. This divestiture is described in the Company’s June 30, 2001 Form 10-QSB.

The management of the Company intends to use it as a "blind pool" or "blank check" company for the purpose of either merging with or acquiring an operating company.

Income Taxes

Since inception, the Company has maintained a fiscal year ending on each 31st day of December. Provisions for income taxes have not been presented as there is no taxable income and there are no timing differences. Net operating losses of approximately $51,000 expire from the year 2011 through 2016.

Earnings Per Common Share

The Company adopted Statement of Financial Accounting Standard No. 128 ("FAS 128"), Earnings Per Share for the period of these financial statements. Basic earning per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per common share is the same as the basic.

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

NOTE 2 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2001, the Company’s president and majority stockholder paid all administrative expenses for the Company, resulting in a balance of $12,694 in the due to officer account.

NOTE 3 – STOCK TRANSACTIONS

Common Stock

As of December 31, 1999, the Company had issued 5,921,271 shares of its common stock. On March 16, 2001, a newly appointed board member was elected president, and 6,000,000 shares of the Company’s common stock were issued to him as compensation. The stock was valued at $0.20 per share. These shares were issued so the president would have control of the company with 50.3% of the common stock. On March 19, 2001, 130,000 shares were issued to two consultants as compensation. The stock was valued at $0.20 per share.

Preferred Stock

The Company has authorized 1,000,000 preferred shares $0.001 par value, non-voting, the rights and preferences of which to be determined by the Board of Directors at the time of issuance. Currently, there are no preferred shares outstanding.

NOTE 4 – GOING CONCERN

The Company has sustained recurring operating losses and has minimal assets. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. Management’s plans regarding this uncertainty is to raise additional working capital and to seek potential merger candidates

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

During the past five years, Mr. Baker served as an officer and director of the public non-operating companies each of which entered into a Business Combination. (i) Life Industries Inc. - Mr. Baker served as president of Life Industries Inc., a public non-operating company, that filed its Form 10 in 1995, prior to Mr. Baker's involvement, but never filed any Exchange Act reports. Mr. Baker after becoming president of Life Industries caused Life Industries to engage an accounting firm and legal representation so that it could enter into a business combination with Quill Industries, an operating company, in 1997. At the date of the transaction with Quill, Mr. Baker resigned his position as an officer and director and disposed of his share interest in Life Industries to an unaffiliated party. Prior to the business combination between Life and with Quill, and as a result of Mr. Baker's efforts, Life Industries had available current information required by Rule 15c-2-11, which permitted a market maker to enter quotes for the Life shares on the pink sheets. However, while Quill Industries on August 21, 1998 filed a Form 10-SB under the Exchange Act to become a reporting company, which was after Mr. Baker's resignation, the Form 10-SB was withdrawn on June 4, 1999 and Life Industries never filed any reports under the Exchange Act. Pursuant to the transactions involving Life Industries, Mr. Baker was granted options to purchase 140,000 Life Industries shares, exercisable at a price of $.10. Mr. Baker exercised the options and sold the underlying shares at prices ranging from $.50 to $1.00; (ii) Stetson Oil Exchange Inc. - Mr. Baker was an officer and director of Stetson Oil Exchange Inc., a public non-operating company that entered into a business combination transaction with Telecom Wireless Corp., an operating company, in 1998, and resigned his positions and disposed of his share interest in Stetson when it entered into a business combination with Telecom Wireless. Telecom Wireless became a reporting company under the Exchange Act and its shares were traded on the OTC:BB until the shares were delisted for failure to continue to remain current under the Exchange Act. Pursuant to the transactions involving Stetson Oil, Mr. Baker was granted options to purchase 1,400,000 shares of Stetson exercisable at a price of $.50. Mr. Baker assigned his right to under the option with respect to 925,000 shares for consideration of $225,000 to a third party. The option with respect to the remaining 475,000 shares was exercised at $.50 which shares were sold at an average price of $.75 per share; (iii) Skintek Labs, Inc., formerly known as Biologistics Inc. - Mr. Baker was an officer and director of  Biologistics Inc. which was a public non-operating company. When it entered into a merger agreement with Performance Brands, Inc. in 1999, it changed its name to Skintek Labs Inc. and became an operating company. Mr. Baker resigned as an officer and director of SKNT upon the merger.  Skintek Labs continued to be an operating and reporting company under the Exchange Act until the Share Transfer Agreement with PBI, at which time it became a non-operating company. Its shares are subject to quotation on the OTC:BB. Mr. Baker made total net cash advances to SKNT while he was merger consultant in the amount of $740,577 which were converted into 2,118,271 restricted SKNT shares. In addition, Mr. Baker was issued 6 million restricted shares in March 2001 in connection with the change in control as non-cash compensation which resulted in an expense of $1,200,000 during the first quarter of 2001; (iv) Union Chemical Corp. -  Mr. Baker was president of  Union Chemical Corp., a public non-operating company that was never a reporting company under the Exchange Act. Mr. Baker acquired control of Union Chemical for  $125,000 in cash and prior to Union Chemical entering into a merger agreement with HotYellow98.com, an operating company, Mr. Baker sold his interest in Union Chemical for $150,000 and resigned as president  prior to Union Chemical. Mr. Baker had no involvement in the merger transaction. HotYellow filed a registration statement on Form 10-SB on August 23, 1999, but never filed any required Exchange Act reports and is not current under the reporting requirements under the Exchange Act; (v) National Venture Capital Fund, Inc. - Mr. Baker was the secretary-treasurer and a director of  National Venture Capital Fund, Inc., a non-operating company that filed its Form 10-SB/12g on May 6, 1999 and filed its annual report for its year ended April 30, 2000 and its quarterly report for the first quarter ended July 31, 2000 but has failed to file the required quarterly reports under the Exchange Act  and is therefor not current in its reporting requirements. Mr. Baker resigned as an officer and director of National Venture Capital in October 2001 and never received any compensation nor was he issued any shares or securities from this issuer; (vi) BSD Healthcare, Inc. -  Mr. Baker is presently also serving as President and director of BSD Healthcare, Inc., a non-operating company, which is current in its reporting requirements under the Exchange Act. Mr. Baker was issued 6,750,000 restricted shares by BSD in December 2000  at par value. Mr. Baker has negotiated on behalf of BSD the sale or transfer of his control interest, pursuant to which BSD has changed its name to BSD Software and is expected to have a change in control; (vii) Combined Professional Services, Inc., a current reporting company that had no operations through its year ended December 31, 2001. Mr. Baker was elected as director on February 27, 2001 following which former officers and directors resigned. Mr. Baker appointed himself as president and as sole officer and director is pursuing acquisitions for Combined Professional Services. Mr. Baker was issued 2,300,000 restricted shares by Combined Professional Services none of which have been sold. It has recently concluded an acquisition of less than 5% interest in an operating company and is negotiating to acquire an additional interest in this entity; and (viii) Mr. Baker was elected as a director of Optical Concepts of America, Inc., a non-operating, non-reporting public company during 2000. Following his election as a director, the sole officer and director resigned and Mr. Baker was issued 35,000,000 restricted shares at a subscription price of par value of $0.001 per share. None of these shares have been sold and Mr. Baker has funded the costs of professional accounting fees in order for Optical Concepts to complete the audit of its financial statements for 2000 and 2001. The costs of less than $5,000 funded by Mr. Baker for Optical Concepts have not been significant. From 1994 to 1996, Mr. Baker was a managing director of Paige and Associates, an investment banking firm with offices in Deerfield, FL.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Common Stock of SKNT as of March 20, 2002, beneficially by each person owning more than 5% of such common shares and the directors and executive officers, and by all officers and directors, as a group.

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
(1) Based upon 11,921,271 shares issued and outstanding at March 20, 2002, which reflects the cancellation of 1,000,000 shares underlying vested options that had been granted to Stacy Kaufman under the 1999 Employment Agreement and the issuance and sale to Marc Baker of 6 million shares on March 16, 2001.
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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During fiscal 2001 and 2000, SKNT engaged in certain transactions with related parties as disclosed below.

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

On March 16, 2001, Mr. Baker also acquired voting control of SKNT by his purchase of 6,000,000 restricted SKNT shares for no consideration. In determining to issue Mr. Baker the 6 million restricted SKNT shares,  SKNT considered the net cash advances made by Baker of $740,577 during 1999, 2000 and through March 2001, that he converted into 2,118,271 restricted SKNT shares at an average price per share of $.35 and that at the date of the sale of the 6 million restricted shares SKNT had no continuing business operations or assets. SKNT shares have had only a limited and sporadic trading market, and we believe that the collective transactions including the sale of the 6 million shares to Mr. Baker, was fair. While there was no trading in the SKNT shares on March 16, 2001, the closing price of the SKNT shares on that date was $.20 and non-cash compensation of $1,200,000 was expensed by the Company.

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
March 20, 2002

Re: Consent to include audit report in Form 10-KSB

Gentlemen:

We consent to the inclusion of our Independent Auditor's Report dated February 28, 2001, covering the financial statements for the years ended December 31, 2001 and December 31, 2000 contained in Form 10-KSB for Skintek Labs, Inc.

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
Dated: March 20, 2002