Form 10QSB
period 2002-03-31
SKINTEK LABS INC
filed 2002-05-02
CIK 1096208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB

(Mark one)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2002

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common Stock, $.001 par value 12,051,271 shares outstanding as of March 31, 2002.

Transitional Small Business Disclosure Format: Yes __ No X

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Page
FINANCIAL STATEMENTS
Balance Sheets	3
Statements of Operations and Accumulated Deficit	4
Statements of Cash Flows	5
Notes to the Financial Statements	6

SKINTEK LABS, INC.
BALANCE SHEETS

	March 31, 2002	Dec. 31, 2001
	(unaudited)
ASSETS
CURRENT ASSETS
TOTAL CURRENT ASSETS	$-	$-

TOTAL ASSETS	$-	$-

CURRENT LIABILITIES
Accounts Payable	$1,850	$2,881
Due to Officer	18,132	12,694
TOTAL CURRENT LIABILITIES	19,982	15,575
TOTAL LIABILITIES	19,982	15,575
STOCKHOLDERS' EQUITY
Preferred Stock, $.001 Par Value, Non-Voting,
1,000,000 Shares Authorized;
None Issued and Outstanding	-	-
Common Stock, $.001 Par Value; 50,000,000 Shares
Authorized; 12,051,271 Shares
Issued and Outstanding	12,051	12,051
Additional paid-in capital	1,249,570	1,249,570
Retained earnings (accumulated deficit)	(1,281,603)	(1,277,196)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(19,982)	(15,575)
TOTAL STOCKHOLDERS' EQUITY
AND LIABILITIES	$-	$-
The accompanying Notes to Financial Statements are integral part of these Financial Statements.

SKINTEK LABS, INC.
STATEMENTS OF OPERATIONS
(Unaudited)
	For the Three Months Ended
	March 31,
	2002	2001

SALES	$-	$-

OPERATING EXPENSES
Administrative	4,407	1,209,811

LOSS FROM OPERATIONS	(4,407)	(1,209,811)

NET LOSS	$(4,407)	$(1,209,811)

NET LOSS COMMON STOCK:
Basic	$(.00)	$(0.15)
Diluted	$(.00)	$(0.15)

SHARES USED IN COMPUTING NET LOSS PER COMMON SHARE
Basic	12,051,271	7,987,938
Diluted	12,051,271	7,987,938
The accompanying Notes to the Financial Statements are integral part of these Financial Statements.

SKINTEK LABS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Three Months Ended
	March 31,
	2002	2001
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Income (Loss)	$(4,407)	$(1,209,811)
Adjustments to Reconcile Net Income
(Loss) to Net Cash Provided by
(Used in) Operating Activities
Stock issued for compensation	-	1,200,000
Increase in accounts payable	(1,031)	-
NET CASH USED IN OPERATING ACTIVITIES	(1,031)	(9,811)

CASH FLOWS FROM INVESTING ACTIVITIES:
NET CASH USED IN INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from officer	5,438	9,811
NET CASH PROVIDED BY (USED IN)
FINANCING ACTIVITIES	5,438	9,811

NET INCREASE (DECREASE) IN CASH	-	-
CASH, BEGINNING OF PERIOD	-	-
CASH, END OF PERIOD	$-	$-
SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION
Cash paid during the period for:
Interest	$-	$-
Income Taxes	$-	$-
The accompanying Notes to the Financial Statements are integral part of these Financial Statements.
SUPPLEMENTARY DISCLOSURE OF NON-CASH OPERATING ACTIVITIES
On March 16, 2001, a newly appointed board member was elected president, and 6,000,000 shares of the Company's common stock were issued to him as compensation. The stock was valued at $0.20 per share. These shares were issued so the president would have control of the company with 50.3% of the common stock. On March 19, 2001, 130,000 shares were issued to two consultants as compensation. The stock was valued at $0.20 per share.

SKINTEK LABS, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

1. Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with Notes to Financial Statements contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

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

3. Subsequent Event

On April 4, 2002, the Board of Directors authorized a 500 for 1 reverse stock split to stockholders of record as of April 15, 2002 and effective April 18, 2002.

Item 2. Management’s Plan of Operation

Overview

As used in this Quarterly Report, the terms "we", "us", "our", and the "Company" mean Skintek Labs, Inc., a Delaware corporation. On April 30, 2001 we entered into a Share Transfer Agreement with Performance Brands, Inc. ("PBI") and our former president and sole director, Stacy Kaufman. In the agreement we transferred all PBI shares to Kaufman. As a result of the share transfer transaction, we have become a non-operating company, no longer have any subsidiaries, and we are seeking a business combination or other transaction with a third party including possible sale of stock resulting in a change in control, that we believe will be in the best interests of our shareholders, including our principal shareholders ("Transaction").

Our current activity is limited to seeking new business opportunities. We will use our limited personnel and financial resources principally in connection with structuring and consummating a Transaction and it may be expected that any Transaction will involve the issuance of our shares of common stock. To the extent that common stock is used as consideration to effect a Transaction, available cash, if any, of which there can be no assurance, will in all likelihood be used to finance new operations that may result from a Transaction. At March 31, 2002, we had no cash or other current assets.

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

During the three months ended March 31, 2002, our statement of operations reflects that we had no revenues from any business operations. Our balance sheet reflects no assets and only insignificant liabilities

Results of Operations

Revenues: During the three-month period ended March 31, 2002 and 2001, we had no revenues.

Operating Expenses: During the three-month period ended March 31, 2002, we had operating expenses of $4,407, compared to operating expenses of $1,209,811 during the same period of the prior year, includes a non-cash expense of $1,200,000 related to the sale of 6 million restricted shares to our new president on March 16, 2001. The 6 million shares were issued for compensation. The closing bid price of the SKNT shares on the date of issuance was $.20 per share.

Net Loss: During the three-month periods ended March 31, 2002 and 2001, our net loss was $4,407 and $1,209,811, respectively.

Liquidity and Capital Resources

At March 31, 2002, we had no assets and had only limited liabilities of $19,132, which represents an amount due to our sole officer/director for advances made to pay our administrative expenses.

While we have been dependent during this quarter upon limited interim advances of $4,407 made on our behalf by Mr. Baker to pay professional fees, principally related to accounting expenses, we have no written finance agreement with Mr. Baker to provide any continued funding. Mr. Baker is presently negotiating on our behalf  with our attorney and our corporate securities compliance firm, CR Capital Services, Inc. to be paid for services in shares. No determination has been made regarding the amount or value of the shares.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to Part I, Item 3, "Legal Proceedings" in our Form 10-KSB/A filed on February 27, 2002.

Item 2. Changes in Security

During the three-month period ended March 31, 2002, we did not issue any restricted shares.

Item 3. Default Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders. However, reference is made to our amended Schedule 14C Preliminary Information Statement filed on February 27, 2002, regarding the divestiture of PBI by the Company by the action taken by our board of directors and the consent of shareholders owning a majority of our issued and outstanding shares.

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

(b) Form 8-K.

The Company did not file a Current Report during the three-month period ending March 31, 2002.

SIGNATURES

In accordance with Section 12 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKINTEK LABS, INC.
By: /s/ Marc Baker
Marc Baker, President and Director
Dated: May 2, 2002
Hollywood, FL