Form 10KSB/A
period 2001-12-31
SKINTEK LABS INC
filed 2002-05-06
CIK 1096208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB-A

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 4 to the financial statements, the Company has to merge or acquire an operating company to commence its planned principal operations and proceed with with its business plan. As of the date of these financial statements, no target company has been identified. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
Dated: May 6, 2002