Form 10QSB/A
period 2002-03-31
SKINTEK LABS INC
filed 2002-05-06
CIK 1096208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB-A

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

4. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained recurring operating losses and has minimal assets. These factors raise substantial doubt as to the Company's ability to continue as a going concern. The future of the Company is dependent upon its ability to raise additional working capital and to seek potential merger candidates.

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
Dated: May 6, 2002
Hollywood, FL