Form 10KSB/A
period 2001-12-31
SKINTEK LABS INC
filed 2002-07-10
CIK 1096208

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

At July 10, 2002, there were 13,524,102 shares of the issuer's common stock issued and outstanding. Affiliates of the Issuer own 12.516,237  shares of the Issuer’s issued and outstanding common stock and the remaining 1,007,865 shares are held by non-affiliates. The market value of the shares held by non-affiliates is $755,899 based upon the closing bid price of $.75 on July 10, 2002. The number of shares is adjusted to reflect the 500 for 1 reverse stock split on April 18, 2002. (*)

DOCUMENTS INCORPORATED BY REFERENCE:

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

THE DISCLOSURE CONTAINED IN THIS FORM 10-KSB/A REFLECTS THE 500 FOR 1 REVERSE SHARE RECAPITALIZATION EFFECTIVE APRIL 18, 2002, SUBSEQUENT TO OUR YEAR ENDED DECEMBER 31, 2001. THE SHARE INFORMATION THROUGHOUT THIS ANNUAL REPORT HAS BEEN ADJUSTED FOR THE REVERSE RECAPITALIZATION TO RETROACTIVELY REFLECT THE REVERSE SPLIT. REFERENCE IS ALSO MADE TO OUR FORM 10-QSB/A FOR THE PERIOD ENDED MARCH 31, 2002 FILED CONTEMPORANEOUSLY WITH THIS AMENDED ANNUAL REPORT.

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
• In connection with the Share Transfer Agreement, Kaufman resigned as an officer and director of SKNT on March 16, 2001 and agreed to waive any rights that he has or may have had under his 1999 Employment Agreement, including rights to purchase 2,000 option shares at $250 per share which had already vested and contingent rights under the option to purchase an additional 3,000 million shares at $250, in increments of 1,000 shares, based upon SKNT achieving cumulative revenues of  $2,548,000, $3,757,000 and $5,209,120, respectively. Options to purchase 1,000 shares vested when SKNT achieved cumulative revenues of $700,000 and an options for additional 1,000 shares vested when SKNT achieved cumulative revenues of $1,540,000. The option with respect to the remaining 3,000 shares had not vested as of the date of Kaufman's resignation. The options had no intrinsic value, because the exercise price was in excess of the closing bid price of the SKNT shares on the OTC:BB during the past thirty days.

• Prior to Kaufman's resignation as our sole executive officer and director on March 16, 2001, Kaufman, as the sole director, elected Marc Baker as a director of SKNT. Mr. Baker had previously served as SKNT's merger consultant and had made net cash advances of $637,919 to SKNT during the period from March to July, 1999 as merger consultant. The total net cash advances made by Baker while he was merger consultant, from March 1999 through March 2001 was $740,577. These total cash advances were converted into 4,236 restricted SKNT shares that were issued from March 1999 to July 1999. Reference is made to the disclosure in Item 11. "Security Ownership of Certain Beneficial Owners and Management" and Item 12. "Certain Relationships and Related Transactions".

On March 16, 2001, contemporaneous with the resignation of Mr. Kaufman, Mr. Baker was issued 12,000 shares, which provided him with voting control of SKNT, for no consideration. The closing bid price of the SKNT shares was $100 on March, 16, 2001, the date of the transaction, although no shares traded on that date and there has been no actual trading market in the SKNT shares for some time. However, we have expensed the sum of $1,200,000 as a non-cash expense in connection with this transaction, based upon the closing bid price of $100. Other than the total net cash advances made by Mr. Baker of $740,577, no other cash has been advanced nor have payments been made on behalf of SKNT. All subscriptions payable or receivable with respect to Mr. Baker have been canceled, effective with his acquisition of control. Reference is made to the disclosure below in Item 11. "Security Ownership of Certain Beneficial Owners and Management" and Item 12. "Certain Relationships and Related Transactions".

Background-Skintek Labs

We were incorporated under the name Biologistics, Inc. under the laws of Colorado on December 13, 1994, to engage in clinical consulting, contract packaging and labeling services. We never had any operations. On April 22, 1997, we merged into a subsidiary that was organized under the name Biologistics, Inc. under the laws of Delaware on March 19, 1997 and became a Delaware corporation. We organized PBI Acquisition Corp. as a wholly-owned subsidiary on March 31, 1999, and on the same date Performance Brands, which we operated as our former wholly-owned subsidiary until the Share Exchange Agreement dated April 30, 2001, entered into a merger agreement with and was merged into PBI Acquisition Corp. resulting in PBI becoming our wholly-owned subsidiary. In consideration for the March 31, 1999 merger, the former PBI shareholders, Stacy Kaufman and Cathy Kaufman, were issued 18,500,000 shares, which were adjusted for a one for six reverse share recapitalization into 3,083,333 shares effective May 12, 1999, and adjusted to 37,000 based upon the 500 for 1 reverse share recapitalization on April 18, 2002. Prior to the March 1999 PBI merger, Stacy Kaufman was issued 288,333 shares for services to SKNT, adjusted for the 1 for 6 reverse share recapitalization which was subsequently adjusted to 577 shares for the April 18, 2002 reverse split. The book value of PBI at the date of the 1999 merger was $357,789.

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
(ii) Difficulties in Funding Operations. SKNT had been dependent upon cash flow from financing activities through cash advances made by  Mr. Baker, who initially served in the capacity of a merger consultant in connection with the merger between SKNT and PBI in 1999. During March to July 1999 Mr. Baker net cash advances of $637,919. The total net cash advances made by Baker while he was merger consultant, from March 1999 through March 2001 was $740,577. These total cash advances were converted into 4,236 restricted SKNT shares that were issued from March 1999 to July 1999. Mr. Baker was unwilling to continue to make additional advances to SKNT, based upon his business judgment and the fact that Mr. Baker did not consider the industry in which PBI operated to be attractive to investors in public companies based upon current market conditions; and
(iii) Rescission of Previous Merger Agreement. Effective on August 15, 2000, SKNT entered into an agreement with Ultimate Warlock, Inc., a California corporation, engaged in the manufacture and sale of power boats, for the purpose of acquiring Ultimate Warlock, which was announced in a Form 8-K in September 2000. This agreement also contemplated the divestiture of PBI upon the closing of the Ultimate Warlock transaction. However, the agreement with Ultimate Warlock was rescinded and SKNT continued to operate PBI. The rescission of the Ultimate Warlock transaction and the lack of improvement in PBI's operating margins led SKNT's two principal shareholders, Kaufman and Baker, to divest PBI's operations to PBI's founder, Mr. Kaufman, who had successfully operated PBI from its inception in 1995.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(A) MARKET INFORMATION

Our shares of common stock are traded over-the-counter in what is referred to as the OTC:Bulletin Board under the symbol "SKLB". The symbol changed from SKNT on April 18, 2002 in connection with the reverse share recapitalization. As of  July 10, 2002, there were 16 market makers submitting quotations on the OTC:BB. However, we do not believe that there has been any significant trading volume during the past four months and any trading that occurred has been sporadic. The following information with respect to the high and low bid price of our shares was obtained from the National Quotation Bureau. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. On May 12, 1999, our shares were subject to a 1 for 6 reverse split, and on April 18, 2002 our shares were subject to a 500 for 1 reverse share recapitalization. The table below reflects such information.

	High	Low
Calendar 1999
Quarter Ended March 31,	$1.50	$0.375
Quarter Ended June 30, (*)	$2.50	$0.375
Quarter Ended September 30,	$2.25	$1.44
Year Ended December 31,	$1.44	$0.56

Calendar 2000
Quarter Ended March 31,	$2.125	$0.56
Quarter Ended June 30,	$3.125	$150
Quarter Ended September 30,	$3.75	$1.625
Year Ended December 31,	$2.56	$0.625

Calendar 2001
Quarter Ended March 31,	$0.75	$0.14
Quarter Ended June 30,	$0.23	$0.16
Quarter Ended September 30,	$0.17	$0.04
Year Ended December 31, 2002	$0.04	$0.02

Calendar 2002
Quarter Ended March 31, 2002	$0.04	$0.02
Quarter Ended June 30, 2002**	$0.70	$1.68
Period Ending July 10, 2002	$0.70	$1.68

(*) On May 12, 1999, we had a 1 for 6 reverse stock split and the prices reflect the closing bid price for the shares during the applicable periods following such share recapitalization.
(**) On April 18, 2002, we had a 500 for 1 reverse stock split and the prices reflect the closing bid price for the shares during the applicable periods following such share recapitalization.

(B) Holders

As of July 10, 2002, there were 228 holders of our shares.

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

RECENT SALES OF UNREGISTERED SECURITIES

The following information is given with regard to unregistered securities sold by SKNT during the past three years, including the dates and amounts of securities sold; the persons or class of persons to whom we sold the securities; the consideration received in connection with such sales and if the securities were issued or sold other than for cash, the description of the transaction and the type and amount of consideration received. The number of unregistered shares sold during the past three years and the price of the restricted shares have been adjusted to reflect a 500 for 1 reverse reverse share recapitalization on April 18, 2002. Reference is made to our Form 10-QSB/A for disclosure regarding issuance of 12 million restricted shares subsequent to the year ended December 31, 2002.

Date	Title	Amount of Securities Sold	Persons	Cash or Non Cash Consideration
3/31/99	Common Stock	6,167 Shares	Stacy Kaufman (1)	Issued in connection with PBI Merger
03/31/99-7/06/99	Common Stock	2,167 Shares 2,070 Shares	Marc Baker, Merger Consultant (2)	$740,577 in net cash advances was converted into a total of 4,236 restricted shares. The average conversion price for the entire 4,236 shares issued was $175
12/31/99	Common Stock	1,000 Shares	Stacy Kaufman (3)	Vested Options at $250 per share, never exercised, granted under 1999 Employment Agreement
12/31/00	Common Stock	1,000 Shares	Stacy Kaufman (3)	Vested Options at $250 per share, never exercised, granted under 1999 Employment Agreement
03/16/01	Common Stock	12,000 Shares	Marc Baker (4)	Issued as compensation and an expense of $1,200,000 was reflected in the quarter ended March 31, 2001
03/19/01	Common Stock	160 Shares	Robert Schwartz (5)	For consulting services valued at $16,000
03/19/01	Common Stock	100 Shares	David Wilpon (5)	For services valued at $10,000
(1) The issuance of the 6,167 shares issued in connection with the merger of PBI into SKNT was based upon Section 4 (2) under the Act, in an arm's length transaction. The book value of PBI at the date of the merger was $357,789, which represents a price of $55 per share. There was limited liquidity and only very sporadic trading in the shares at the time of the merger and the issuance of restricted shares to Kaufman. We believe that the terms of the merger transaction with PBI was at the fair value of the restricted SKNT shares on the date of the merger. The 6,167 shares were issued to Stacy Kaufman and Cathy Kaufman as JTWROS.
(2) The issuance and sale of the restricted shares to the Marc Baker, as merger consultant, was based upon Section 4(2) under the Act. Mr. Baker made total net cash advances during 1999 of $740,577 to SKNT. At March 31, 2001, the subscription receivable from Mr. Baker was $289,629 and subsequent to the quarter ended March 31, 2001, the subscription receivable from Mr. Baker was waived. The average purchase price of the 4,236 restricted shares issued to Mr. Baker as merger consultant was $175 per share. See Part III, Item 12, "Certain Relationships and Related Transactions". We believe that these restricted shares were issued at the fair market value of SKNT shares based upon the restrictive nature of the shares, the limited liquidity and sporadic trading in SKNT shares.
(3) The 2,000 shares were never issued to Mr. Kaufman, but were granted under an option pursuant to his 1999 Employment Agreement with SKNT. A total of 5,000 shares were subject to this option, exercisable at $500 per share. 1,000 shares subject to the option vested at December 31, 1999 after SKNT achieved cumulative revenues in excess of $700,000 and an addition 1,000 shares vested at December 31, 2000 after SKNT achieved cumulative revenues in excess of $1,540,000. The options to purchase 2,000 shares and options to purchase an additional 3,000 shares that had not vested were all canceled upon Mr. Kaufman's resignation and as part of the consideration for the Share Transfer Agreement. See Part III, Item 10, "Executive Compensation".
(4) The issuance and sale of the restricted shares to Mr. Baker, the Company's President, was based upon Section 4(2) under the Act. Mr. Baker was issued the shares as compensation and no cash consideration was paid to the Company. In determining the purchase price paid by Baker for the 12,000 restricted SKNT shares, SKNT considered the total net cash advances made by Baker of $740,577 through March 31, 2001 and that at the date of the sale of the 12,000 restricted shares to Mr. Baker, SKNT had no business operations or assets. SKNT shares have had only a limited and sporadic trading market, and we believe that the issuance of the 12,000 shares to Mr. Baker was fair. SKNT has not sought any fairness opinion with respect to the Baker transactions. While there was no trading in the SKNT shares on March 16, 2001, the closing bid price of the shares on such date was $100 and SKNT recorded as non-cash compensation expense the sum of $1,200,000 in its Form 10-QSB/A for the period ended March 31, 2001. See Part III, Item 12, "Certain Relationships and Related Transactions".
(5) The consultants were issued restricted shares for business evaluation consulting services rendered. The closing bid price of the shares was $100 on March 19, 2001 and the non-cash compensation has been expensed in 2001.

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

We incurred a net loss from operations of $1,241,575 in 2001 and $2,935 in 2000. This loss from operations is mainly due to non-cash expenses of $1,200,000 associated with the issuance of 12,000 restricted shares to Mr. Baker in March 2001. Our basic and diluted loss per shares in fiscal year 2001 and 2000 was $57.53 and $0.25, respectively. The loss per share has been adjusted for the 500 for 1 reverse share recapitalization.

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

/s/ GRASSANO ACCOUNTING, P. A.
Boca Raton, Florida
March 9, 2002 (except Note 5, which is as of June 6, 2002)

SKINTEK LABS, INC.
BALANCE SHEETS DECEMBER 31, 2001 AND 2000

ASSETS	2001	2000

TOTAL ASSETS	$-	$-

STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$2,881	$-
Due to Officer	12,694	-
TOTAL CURRENT LIABILITIES	15,575	-
TOTAL LIABILITIES	15,575	-
STOCKHOLDERS' EQUITY
Preferred Stock, $.001 Par Value,
Non-Voting, 1,000,000 Shares
Authorized; None Issued and Outstanding	-	-
Common Stock, $.001 Par Value; 50,000,000 Shares
Authorized; 24,102 and 11,842 Shares		-
Issued and Outstanding	24	12
Additional paid-in capital	1,261,597	35,609
Retained earnings (accumulated deficit)	(1,223,570)	(35,621)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(15,575)	-
TOTAL STOCKHOLDERS' EQUITY AND LIABILITIES (DEFICIT)	$-	$-
The accompanying Notes to the Financial Statements are integral part

SKINTEK LABS, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

	2001	2000

REVENUES	$-	$-

OPERATING EXPENSES
Administrative	1,241,575	2,935
TOTAL OPERATING EXPENSES	1,241,575	2,935

INCOME (LOSS) FROM OPERATIONS	(1,241,575)	(2,935)

NET INCOME (LOSS) BEFORE PROVISION FOR
(BENEFIT FROM) INCOME TAXES	(1,241,575)	(2,935)

Provision for (Benefit from) Income Taxes	-	-

NET INCOME (LOSS)	$(1,241,575)	$(2,935)
NET INCOME (LOSS) COMMON STOCK:
Basic	$(57.53)	$(.25)
Diluted	$(57.53)	$(.25)

SHARES USED IN COMPUTING NET INCOME (LOSS) PER COMMON SHARE
Basic	21,581	11,842
Diluted	21,581	11,842
The accompanying Notes to the Financial Statements are integral part

SKINTEK LABS, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

				Retained	Total
			Addi-	Earnings	Stock-
	Common Stock		tional	(Accu-	holders'
	Number		Paid-in	mulated	Equity
	of Shares	Amount	Capital	Deficit)	(Deficit)

Balance, December 31, 1999	11,842	12	35,609	(32,686)	2,935
Net Loss	-	-	-	(2,935)	(2,935)
Balance, December 31, 2000	11,842	$12	$35,609	$(35,621)	$-
Issued 12,000 shares of
common stock to officer as
compensation	12,000	12	1,198,988	-	1,200,000
Issued 260 shares of
common stock for services	260	-	26,000	-	26,000
Net Loss	-	-	-	(1,241,575)	(1,215,575)
Balance, December 31, 2000	24,102	$24	$1,261,597	$(1,277,196)	$(15,575)
The accompanying Notes to the Financial Statements are integral part

SKINTEK LABS, INC.
STATEMENTS OF CASH FLOWS YEARS ENDED DECEMBER 31, 2001 AND 2000
	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(1,241,575)	$(2,935)
Adjustments to Reconcile Net Income (Loss)
to Net Cash Used in Operating Activities:
Stock issued for compensation	1,226,000	-
Increase in Accounts payable	2,881	-
Increase in due to officer	12,694	-
NET CASH PROVIDED IN OPERATING ACTIVITIES	-	-
CASH FLOW FROM INVESTING ACTIVITIES:
NET CASH PROVIDED BY INVESTING ACTIVITIES:	-	-
CASH FLOWS FROM FINANCING ACTIVITIES:
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-
NET INCREASE (DECREASE) IN CASH	-	-
CASH, BEGINNING OF PERIOD	$-	$-
CASH, END OF PERIOD	$-	$-
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Income Taxes	$-	$-
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
On March 16, 2001, a newly appointed board member was elected president and 12,000 shares (6,000,000 shares prior to the 500 for 1 reverse stock split) of the Company's common stock was issued to the director/executive officer as compensation. The shares were valued at 100 per share, adjusted for the reverse stock split, based upon the closing bid price of the shares on the date of issuance. These shares were issued so the president would have control of the Company, which issuance resulted in his owning 68.1% of the issued and outstanding stock. On March 19, 2001 a total of 260 shares (130 shares prior to the 500 for 1 reverse stock split) was issued to two consultants as compensation. These shares were also valued at $100 per share.
The accompanying Notes to the Financial Statements are integral part of these Financial Statements

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

On March 31, 1999, the Company incorporated a wholly-owned subsidiary PBI Acquisition Corp. On the same day Performance Brands, Inc. merged with PBI Acquisition Corp. when the sole stockholder exchanged his stock in Performance Brands, Inc. for 18,500,000 shares of Skintek Labs, Inc. (3,083,333 shares adjusted for the 6 for 1 reverse stock split in 1999, and adjusted to 6,167 shares in the April 18, 2002 reverse split of 500 for 1). Then PBI Acquisition Corp. was dissolved, leaving Performance Brands, Inc. as the surviving subsidiary of Skintek Labs, Inc. This stock-for-stock transfer was accounted for as a reverse purchase.

On April 30, 2001, the Company agreed to sell its shares in Performance Brands, Inc., the Subsidiary, in consideration of the cancellation of the 1999 employment agreement between the Buyer and the Company and in addition cancellation of options to purchase 500,000 shares (1,000 shares after the 500 for 1 reverse split) because the Subsidiary failed to achieve the projected sales and profits that led to its purchase. This divestiture is described in the Company’s June 30, 2001 Form 10-QSB.

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

NOTE 3 – STOCK TRANSACTIONS

Common Stock

As of December 31, 1999, the Company had issued 11,842 shares of its common stock ( adjusted for the April 2002 reverse split). On March 16, 2001, a newly appointed board member was elected president, and 12,000 shares (adjusted for the April 2002 reverse split) were issued to him as compensation. The stock was valued at $100 per share. These shares were issued so the president would have control of the Company, and following this issuance the president owned 68.1% of the common stock. On March 19, 2001, 260 shares were issued to two consultants as compensation. The stock was valued at $100 per share.

Preferred Stock

The Company has authorized 1,000,000 preferred shares $0.001 par value, non-voting, the rights and preferences of which to be determined by the Board of Directors at the time of issuance. Currently, there are no preferred shares outstanding.

NOTE 4 – GOING CONCERN

The Company has sustained recurring operating losses and has minimal assets. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. Management’s plans regarding this uncertainty is to raise additional working capital and to seek potential merger candidates

NOTE 5 - REVERSE STOCK SPLIT

On April 4, 2002, the Board of Directors authorized a 500 for 1 reverse stock split applicable to stockholders of record as of April 15, 2002 and effective on April 18, 2002. The accompanying financial statement and notes have been prepared as if the the 500 for 1 reverse split had occurred at December 31, 1999.

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

During the past five years, Mr. Baker served as an officer and director of the public non-operating companies each of which entered into a Business Combination. (i) Life Industries Inc. - Mr. Baker served as president of Life Industries Inc., a public non-operating company, that filed its Form 10 in 1995, prior to Mr. Baker's involvement, but never filed any Exchange Act reports. Mr. Baker after becoming president of Life Industries caused Life Industries to engage an accounting firm and legal representation so that it could enter into a business combination with Quill Industries, an operating company, in 1997. At the date of the transaction with Quill, Mr. Baker resigned his position as an officer and director and disposed of his share interest in Life Industries to an unaffiliated party. Prior to the business combination between Life and with Quill, and as a result of Mr. Baker's efforts, Life Industries had available current information required by Rule 15c-2-11, which permitted a market maker to enter quotes for the Life shares on the pink sheets. However, while Quill Industries on August 21, 1998 filed a Form 10-SB under the Exchange Act to become a reporting company, which was after Mr. Baker's resignation, the Form 10-SB was withdrawn on June 4, 1999 and Life Industries never filed any reports under the Exchange Act. Pursuant to the transactions involving Life Industries, Mr. Baker was granted options to purchase 140,000 Life Industries shares, exercisable at a price of $.10. Mr. Baker exercised the options and sold the underlying shares at prices ranging from $.50 to $1.00; (ii) Stetson Oil Exchange Inc. - Mr. Baker was an officer and director of Stetson Oil Exchange Inc., a public non-operating company that entered into a business combination transaction with Telecom Wireless Corp., an operating company, in 1998, and resigned his positions and disposed of his share interest in Stetson when it entered into a business combination with Telecom Wireless. Telecom Wireless became a reporting company under the Exchange Act and its shares were traded on the OTC:BB until the shares were delisted for failure to continue to remain current under the Exchange Act. Pursuant to the transactions involving Stetson Oil, Mr. Baker was granted options to purchase 1,400,000 shares of Stetson exercisable at a price of $.50. Mr. Baker assigned his right to under the option with respect to 925,000 shares for consideration of $225,000 to a third party. The option with respect to the remaining 475,000 shares was exercised at $.50 which shares were sold at an average price of $.75 per share; (iii) Skintek Labs, Inc., formerly known as Biologistics Inc. - Mr. Baker was an officer and director of  Biologistics Inc. which was a public non-operating company. When it entered into a merger agreement with Performance Brands, Inc. in 1999, it changed its name to Skintek Labs Inc. and became an operating company. Mr. Baker resigned as an officer and director of SKNT upon the merger.  Skintek Labs continued to be an operating and reporting company under the Exchange Act until the Share Transfer Agreement with PBI, at which time it became a non-operating company. Its shares are subject to quotation on the OTC:BB. Mr. Baker made total net cash advances to SKNT while he was merger consultant in the amount of $740,577 which were converted into 4,236 restricted SKNT shares. In addition, Mr. Baker was issued 12,000 restricted shares in March 2001 in connection with the change in control as non-cash compensation which resulted in an expense of $1,200,000 during the first quarter of 2001; (iv) Union Chemical Corp. -  Mr. Baker was president of  Union Chemical Corp., a public non-operating company that was never a reporting company under the Exchange Act. Mr. Baker acquired control of Union Chemical for  $125,000 in cash and prior to Union Chemical entering into a merger agreement with HotYellow98.com, an operating company, Mr. Baker sold his interest in Union Chemical for $150,000 and resigned as president  prior to Union Chemical. Mr. Baker had no involvement in the merger transaction. HotYellow filed a registration statement on Form 10-SB on August 23, 1999, but never filed any required Exchange Act reports and is not current under the reporting requirements under the Exchange Act; (v) National Venture Capital Fund, Inc. - Mr. Baker was the secretary-treasurer and a director of  National Venture Capital Fund, Inc., a non-operating company that filed its Form 10-SB/12g on May 6, 1999 and filed its annual report for its year ended April 30, 2000 and its quarterly report for the first quarter ended July 31, 2000 but has failed to file the required quarterly reports under the Exchange Act  and is therefor not current in its reporting requirements. Mr. Baker resigned as an officer and director of National Venture Capital in October 2001 and never received any compensation nor was he issued any shares or securities from this issuer; (vi) BSD Healthcare, Inc. -  Mr. Baker is presently also serving as President and director of BSD Healthcare, Inc., a non-operating company, which is current in its reporting requirements under the Exchange Act. Mr. Baker was issued 6,750,000 restricted shares by BSD in December 2000  at par value. Mr. Baker has negotiated on behalf of BSD the sale or transfer of his control interest, pursuant to which BSD has changed its name to BSD Software and is expected to have a change in control; (vii) Combined Professional Services, Inc., a current reporting company that had no operations through its year ended December 31, 2001. Mr. Baker was elected as director on February 27, 2001 following which former officers and directors resigned. Mr. Baker appointed himself as president and as sole officer and director is pursuing acquisitions for Combined Professional Services. Mr. Baker was issued 2,300,000 restricted shares by Combined Professional Services none of which have been sold. It has recently concluded an acquisition of less than 5% interest in an operating company and is negotiating to acquire an additional interest in this entity; and (viii) Mr. Baker was elected as a director of Optical Concepts of America, Inc., a non-operating, non-reporting public company during 2000. Following his election as a director, the sole officer and director resigned and Mr. Baker was issued 35,000,000 restricted shares at a subscription price of par value of $0.001 per share. None of these shares have been sold and Mr. Baker has funded the costs of professional accounting fees in order for Optical Concepts to complete the audit of its financial statements for 2000 and 2001. Optical Concepts has filed its Form 10-SB for the purpose of becoming a reporting company under the Exchange Act. The costs of less than $5,000 funded by Mr. Baker for Optical Concepts have not been significant. From 1994 to 1996, Mr. Baker was a managing director of Paige and Associates, an investment banking firm with offices in Deerfield, FL.

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

ITEM 10. EXECUTIVE COMPENSATION

					Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Award(1)	Securities Underlying Options/SAR	LTIP Payouts	All other compensation
		($)	($)	($)	($)	(#)	($)	($)
Marc Baker, President and Chairman	Since March 2001	0	0	0	0	0	0	0
Stacy Kaufman, President and Chairman	2000	112,115	0	0	0	1,000(1)	0	0
Stacy Kaufman, President and Chairman	1999	101,923	0	0	0	1,000(1)	0	0
Stacy Kaufman, President and Chairman	1998	65,942	0	80,000	0	0	0	0
Cathy Kaufman Secretary, Treasurer	2000	16,000	0	0	0	0	0	0
Cathy Kaufman Secretary, Treasurer	1999	6,350	0	0	0	0	0	0
Cathy Kaufman Secretary, Treasurer	1998	0	0	0	0	0	0	0
(1) Based upon the Company's 1999 Employment Agreement with Mr. Kaufman, options to purchase 5,000 shares were granted, subject to vesting upon certain levels of cumulative revenues, discussed below. All options were exercisable at $250 per share and no options were ever exercised. In connection with Mr. Kaufman's resignation effective March 16, 2001, all options, including the 1,000 shares that vested in each of 1999 and 2000 and the 3,000 unvested unvested options were canceled and any and all rights of and obligations to Mr. Kaufman under the 1999 Employment Agreement terminated.

Stacy Kaufman has served as SKNT's chief executive officer and president during the respective years set forth above. On March 30 ,1999, SKNT entered into the 1999 Employment Agreement, a five year executive employment agreement, with Mr. Kaufman, which provided for annual base salary of $100,100, subject to an annual increase of 10%, a bonus based upon performance determined by the board of directors, which consisted of Mr. Kaufman. The 1999 Employment Agreement also included incentive compensation in the form of stock options, granting Mr. Kaufman the right to purchase 5,000 shares exercisable at $250 per share, which expire March 29, 2009. The right to exercise the options was contingent upon the the receipt of cumulative revenues, as follows: if and when the cumulative revenues reached $700,000, the option to exercise 1,000 shares vested; at $1,540,000 in cumulative revenues options to purchase an additional 1,000 shares vested; and at $2,548,000, $3,757,600 and $5,209,120 in cumulative revenues, respectively, options to purchase additional increments of 1,000 shares were to vest. The options to purchase a total of 2,000 shares had vested based upon cumulative revenues in 1999 and 2000. None of the options were ever exercised and all of the vested and unvested options were canceled upon Mr. Kaufman's resignation effective March 16, 2001 and in connection with the Share Transfer Agreement between SKNT, PBI and Mr. Kaufman. Cathy Kaufman has served as Secretary and Treasurer during the respective years set forth above and resigned on February 21, 2001.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Common Stock of SKNT as of July 10, 2002, beneficially by each person owning more than 5% of such common shares and the directors and executive officers, and by all officers and directors, as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class Outstanding (1)
Common Stock	Stacy Kaufman, former president and director, 1750 NW 65th Ave., Plantation, FL 33313	6,743 (2)(3)	0%
Common Stock	Cathy Kaufman, former secretary and treasurer, 1750 NW 65th Ave., Plantation, FL 33313	6,167 (3)	0%
Common Stock	Marc Baker, president and director, 2700 North Avenue, Suite 305, Hollywood, FL 33020	12,516,237 (4)	68.1%
Common Stock	All Officers and Directors as a Group (one person)	12,516,237 (4)	68.1%
(1) Based upon 13,524,102 shares issued and outstanding at July 10, 2002.
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
(4) Marc Baker is the sole officer and director of SKNT. Mr. Baker was issued 4,236 shares in consideration for his net cash advances of $740,577 to SKNT from March 1999 through March 2001 while he was SKNT's merger consultant. Mr. Baker was also issued 12,000 shares in March 2001 and 12 million shares in May 2002.

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

In November 1998 as consideration for services to SKNT valued at $104,166 prior to the merger with PBI, Mr. Kaufman was issued 577 shares. As of December 31, 1998, and as reflected in Note 2 to the Notes to Financial Statements, Stacy Kaufman, our former president and sole director, owed the Company $60,767. In March 1999 SKNT entered into a merger with PBI pursuant to which Stacy Kaufman was issued 6,167 shares in consideration for all of the shares of PBI, which had a book value of $357,789 at the date of the merger. During the year ending December 31, 1999, Mr. Kaufman repaid $42,000 and borrowed an additional $83,264. Interest of $5,280 was accrued, resulting in a balance of $107,311. This item was reflected in current assets in SKNT's consolidated balance sheet as due from stockholders at December 31, 1999, which was evidenced by an unsecured promissory note at an interest rate of 6%, principal and accrued interest due on demand or on December 31, 2000.

During the year ended December 31, 2000, Mr. Kaufman repaid $50,000 and borrowed an additional $24,609. Interest of $5,510 was accrued, resulting in a balance of $87,430 and evidenced by an unsecured promissory note at an interest rate of 6% principal and accrued interest due on demand or on December 31, 2001. At December 31, 2000, SKNT's current assets in the consolidated balance sheet  reflected $87,430 due from stockholders, related to the transactions with Mr. Kaufman.

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

Mr. Baker, who became a director of SKNT on March 16, 2001 as disclosed above, had previously served as SKNT's merger consultant in connection with the PBI merger. As merger consultant, Mr. Baker made initial net cash advances totaling $541,667 to SKNT which were converted into 1,083,338 restricted shares in March 1999. Additional cash advances of $96,252 were made by Mr. Baker and in addition, Mr. Baker had a subscription payable of $392,287 as of July 1999 which cash advance and subscription was applied to the issuance to Mr. Baker of an additional 2,070 restricted shares in July 1999. Prior to year end December 31, 1999, Mr. Baker made additional cash advances of $18,000 which reduced his subscription payable to $374,287 at year end 1999.

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

Reference is also made to the disclosure under "Recent Sales of Unregistered Securities" contained in Item 5 above. The total net cash advances made by Baker while he was merger consultant, from March 1999 through March 2001 was $740,577, which was effectively converted into 4,236 restricted SKNT shares that were issued from March 1999 to July 1999. The average conversions price of Mr. Baker's net cash advances while he served as merger consultant was $175 per share.

On March 16, 2001, Mr. Baker also acquired voting control of SKNT by his purchase of 12,000 restricted SKNT shares for no consideration. In determining to issue Mr. Baker the 12,000 restricted SKNT shares,  SKNT considered the net cash advances made by Baker of $740,577 during 1999, 2000 and through March 2001, that he converted into 4,236 restricted SKNT shares at an average price per share of $175 and that at the date of the sale of the 12,000 restricted shares SKNT had no continuing business operations or assets. SKNT shares have had only a limited and sporadic trading market, and we believe that the collective transactions including the issuance of the 12,000 shares to Mr. Baker for no consideration, was fair. While there was no trading in the SKNT shares on March 16, 2001, the closing bid price of the SKNT shares on that date was $.20 or $500 per share adjusted for the 500 for 1 reverse share recapitalization and non-cash compensation of $1,200,000 was expensed by the Company.

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
Dated: July 10, 2002