Form 10QSB/A
period 2002-03-31
SKINTEK LABS INC
filed 2002-07-10
CIK 1096208

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common Stock, $.001 par value 13,524,102 shares outstanding as of July 10, 2002.

Transitional Small Business Disclosure Format: Yes __ No X

THE DISCLOSURE CONTAINED IN THIS FORM 10-QSB/A REFLECTS THE 500 FOR 1 REVERSE SHARE RECAPITALIZATION EFFECTIVE APRIL 18, 2002, SUBSEQUENT TO THE PERIOD ENDED MARCH 31, 2002. THE SHARE INFORMATION THROUGHOUT THIS QUARTERLY REPORT HAS BEEN ADJUSTED FOR THE REVERSE RECAPITALIZATION TO RETROACTIVELY REFLECT THE REVERSE SPLIT.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Page
FINANCIAL STATEMENTS
Balance Sheets	3
Statements of Operations and Accumulated Deficit	4
Statements of Cash Flows	5
Notes to the Financial Statements	6

SKINTEK LABS, INC.
BALANCE SHEETS

	March 31, 2002	Dec. 31, 2001
	(unaudited)
ASSETS
CURRENT ASSETS
TOTAL CURRENT ASSETS	$-	$-

TOTAL ASSETS	$-	$-

CURRENT LIABILITIES
Accounts Payable	$1,850	$2,881
Due to Officer	18,132	12,694
TOTAL CURRENT LIABILITIES	19,982	15,575
TOTAL LIABILITIES	19,982	15,575
STOCKHOLDERS' EQUITY
Preferred Stock, $.001 Par Value, Non-Voting,
1,000,000 Shares Authorized;
None Issued and Outstanding	-	-
Common Stock, $.001 Par Value; 100,000 Shares
Authorized; 24,102 Shares
Issued and Outstanding	24	24
Additional paid-in capital	1,261,597	1,261,597
Retained earnings (accumulated deficit)	(1,281,603)	(1,277,196)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(19,982)	(15,575)
TOTAL STOCKHOLDERS' EQUITY
AND LIABILITIES	$-	$-
The accompanying Notes to Financial Statements are integral part of these Financial Statements.

SKINTEK LABS, INC.
STATEMENTS OF OPERATIONS
(Unaudited)
	For the Three Months Ended
	March 31,
	2002	2001

SALES	$-	$-

OPERATING EXPENSES
Administrative	4,407	1,209,811

LOSS FROM OPERATIONS	(4,407)	(1,209,811)

NET LOSS	$(4,407)	$(1,209,811)

NET LOSS COMMON STOCK:
Basic	$(.18)	$(75.73)
Diluted	$(.18)	$(75.73)

SHARES USED IN COMPUTING NET LOSS PER COMMON SHARE
Basic	24,102	15,975
Diluted	24,102	15,975
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
SUPPLEMENTARY DISCLOSURE OF NON-CASH OPERATING ACTIVITIES
On March 16, 2001, a newly appointed board member was elected president, and 12,000 shares (6,000,000 shares before the 1 for 500 reverse stock split) of the Company's common stock were issued to him as compensation. The stock was valued at $100.00 per share. These shares were issued so the president would have control of the company with 50.3% of the common stock. On March 19, 2001, 260 (130,000 before the reverse split) shares were issued to two consultants as compensation. The stock was valued at $100.000 per share.

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

2. Stock Transaction

On March 16, 2001, a newly appointed board member was elected president, and 12,000 shares of the Company’s common stock were issued to him as compensation. The stock was valued at $100 per share. These shares were issued so the president would have control of the company with 50.3% of the common stock.

3. Subsequent Event

On April 4, 2002, the Board of Directors authorized a 500 for 1 reverse stock split to stockholders of record as of April 15, 2002 and effective April 18, 2002. The accompanying financial statements and notes have been prepared as if the above reverse stock split occured at December 31, 1999.

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

Operating Expenses: During the three-month period ended March 31, 2002, we had operating expenses of $4,407, compared to operating expenses of $1,209,811 during the same period of the prior year, includes a non-cash expense of $1,200,000 related to the sale of 12,000 restricted shares to our new president on March 16, 2001. The 12,000 shares were issued for compensation. The closing bid price of the SKNT shares on the date of issuance was $100 per share.

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

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit No.	Document Description
3(i)	Articles of Incorporation (filed as Exhibits 3.1, 3.2 and 3.3 to the Company's Registration Statement on Form 10-SB/12g and incorporated herein by reference)
3(ii)	Bylaws (filed as Exhibit 3.4 to the Company's Registration Statement on Form 10-SB/12g and incorporated herein by reference)
13	Form 10-KSB/A for the year ended December 31, 2000, filed on November 9, 2001 and incorporated herein by reference.
19(i)	Amended Schedule 14C Preliminary Information Statement filed on February 27, 2002 and incorporated herein by reference.
19(ii)	Amended Schedule 14C Definitive Information Statement filed on July 10, 2002 and incorporated herein by reference.

(b) Form 8-K.

The Company did not file a Current Report during the three-month period ending March 31, 2002.

SIGNATURES

In accordance with Section 12 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKINTEK LABS, INC.
By: /s/ Marc Baker
Marc Baker, President and Director
Dated: July 10, 2002
Hollywood, FL