Form 10KSB/A
period 2001-12-31
SKINTEK LABS INC
filed 2002-07-11
CIK 1096208

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

At July 10, 2002, there were 12,024,102 shares of the issuer's common stock issued and outstanding. Affiliates of the Issuer own 11.016,237  shares of the Issuer’s issued and outstanding common stock and the remaining 1,007,865 shares are held by non-affiliates. The market value of the shares held by non-affiliates is $755,899 based upon the closing bid price of $.75 on July 10, 2002. The number of shares is adjusted to reflect the 500 for 1 reverse stock split on April 18, 2002. (*)

DOCUMENTS INCORPORATED BY REFERENCE:

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

THE DISCLOSURE CONTAINED IN THIS FORM 10-KSB/A REFLECTS THE 500 FOR 1 REVERSE SHARE RECAPITALIZATION EFFECTIVE APRIL 18, 2002, SUBSEQUENT TO OUR YEAR ENDED DECEMBER 31, 2002. THE SHARE INFORMATION THROUGHOUT THIS ANNUAL REPORT HAS BEEN ADJUSTED FOR THE REVERSE RECAPITALIZATION TO RETROACTIVELY REFLECT THE REVERSE SPLIT. REFERENCE IS ALSO MADE TO OUR FORM 10-QSB/A FOR THE PERIOD ENDED MARCH 31, 2002 FILED CONTEMPORANEOUSLY WITH THIS AMENDED ANNUAL REPORT.

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
• In connection with the Share Transfer Agreement, Kaufman resigned as an officer and director of SKNT on March 16, 2001 and agreed to waive any rights that he has or may have had under his 1999 Employment Agreement, including rights to purchase 2,000 option shares at $250 per share which had already vested and contingent rights under the option to purchase an additional 3,000 million shares at $250, in increments of 1,000 shares, based upon SKNT achieving cumulative revenues of  $2,548,000, $3,757,000 and $5,209,120, respectively. Options to purchase 1,000 shares vested when SKNT achieved cumulative revenues of $700,000 and an options for additional 1,000 shares vested when SKNT achieved cumulative revenues of $1,540,000. The option with respect to the remaining 3,000 shares had not vested as of the date of Kaufman's resignation. The options had no intrinsic value, because the exercise price was in excess of the closing bid price of the SKNT shares on the OTC:BB.

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

On March 16, 2001, contemporaneous with the resignation of Mr. Kaufman, Mr. Baker was issued 12,000 shares, which provided him with voting control of SKNT, for no consideration. The closing bid price of the SKNT shares was $100 on March, 16, 2001, the date of the transaction, although no shares traded on that date and there has been no actual trading market in the SKNT shares for some time. This price per share has been adjusted for the 500 for 1 reverse split which was effective April 18, 2002. However, we have expensed the sum of $1,200,000 as a non-cash expense in connection with this transaction, based upon the closing bid price of $100 (adjusted for the 500 for 1 reverse stock split). Other than the total net cash advances made by Mr. Baker of $740,577, no other cash has been advanced nor have payments been made on behalf of SKNT. All subscriptions payable or receivable with respect to Mr. Baker have been canceled, effective with his acquisition of control. Reference is made to the disclosure below in Item 11. "Security Ownership of Certain Beneficial Owners and Management" and Item 12. "Certain Relationships and Related Transactions".

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None. However, in connection with the Share Transfer Agreement, we have prepared and are sending to our shareholders the Definitive Information Statement regarding the transaction involving the disposition of our former subsidiary, and related matters.

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

RECENT SALES OF UNREGISTERED SECURITIES

The following information is given with regard to unregistered securities sold by SKNT during the past three years, including the dates and amounts of securities sold; the persons or class of persons to whom we sold the securities; the consideration received in connection with such sales and if the securities were issued or sold other than for cash, the description of the transaction and the type and amount of consideration received. The number of unregistered shares sold during the past three years and the price of the restricted shares have been adjusted to reflect a 500 for 1 reverse reverse share recapitalization on April 18, 2002. Reference is made to our Form 10-QSB/A for disclosure regarding issuance of 10.5 million restricted shares subsequent to the year ended December 31, 2002.

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
(5) The consultants were issued restricted shares for business evaluation consulting services rendered. The closing bid price of the shares was $100 on March 19, 2001 (adjusted for the 500 for 1 reverse stock split) and the non-cash compensation has been expensed in 2001.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class Outstanding (1)
Common Stock	Stacy Kaufman, former president and director, 1750 NW 65th Ave., Plantation, FL 33313	6,743 (2)(3)	0%
Common Stock	Cathy Kaufman, former secretary and treasurer, 1750 NW 65th Ave., Plantation, FL 33313	6,167 (3)	0%
Common Stock	Marc Baker, president and director, 2700 North Avenue, Suite 305, Hollywood, FL 33020	12,516,237 (4)	91.6%
Common Stock	All Officers and Directors as a Group (one person)	12,516,237 (4)	91.6%
(1) Based upon 12,024,102 shares issued and outstanding at July 10, 2002.
(2) Includes 6,167 shares jointly owned of record and beneficially by Stacy Kaufman and his wife, Cathy Kaufman, as JTWROS issued in connection with the March 1999 merger with PBI, and 576 shares solely owned of record and beneficially by Stacy Kaufman, with respect to which Cathy Kaufman disclaims any beneficial interest, which was issued to Mr. Kaufman in November 1998.
(3) A total of 6,167 shares are owned of record and beneficially by Stacy Kaufman and Cathy Kaufman, as JTWROS.
(4) Marc Baker is the sole officer and director of SKNT. Mr. Baker was issued 4,236 shares in consideration for his net cash advances of $740,577 to SKNT from March 1999 through March 2001 while he was SKNT's merger consultant. Mr. Baker was also issued 12,000 shares in March 2001 and 10.5 million shares in May 2002.

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

Reference is made to the discussion under Item 1, Description of Business and specifically to the discussion under "Recent Developments-Skintek Labs, Inc." related to SKNT's divestiture of PBI and the Share Transfer Agreement between SKNT, PBI and Kaufman, dated as of April 30, 2001, which is attached as Exhibit 10.1 to the amended Information Statement on Schedule 14C filed by SKNT with the SEC. A summary of the material terms of the Share Transfer Agreement is disclosed in Item 1 above and in the Schedule 14C, which is incorporated by reference herein. As a result of the Share Transfer Agreement, SKNT has no assets and no liabilities and the amount formerly due from Kaufman at December 31, 2000 has been transferred to PBI as have all other assets and liabilities. The book value of the assets transferred was $217,131.

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

On March 16, 2001, Mr. Baker also acquired voting control of SKNT by his purchase of 12,000 restricted SKNT shares for no consideration. In determining to issue Mr. Baker the 12,000 restricted SKNT shares,  SKNT considered the net cash advances made by Baker of $740,577 during 1999, 2000 and through March 2001, that he converted into 4,236 restricted SKNT shares at an average price per share of $175 and that at the date of the sale of the 12,000 restricted shares SKNT had no continuing business operations or assets. SKNT shares have had only a limited and sporadic trading market, and we believe that the collective transactions including the issuance of the 12,000 shares to Mr. Baker for no consideration, was fair. While there was no trading in the SKNT shares on March 16, 2001, the closing bid price of the SKNT shares on that date was $.20 ($100 per share adjusted for the 500 for 1 reverse share recapitalization) and non-cash compensation of $1,200,000 was expensed by the Company. Mr. Baker was issued 10.5 million shares in May, 2002 for no consideration, which will be expensed as non-cash compensation during the second quarter of 2002.

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

(B) Reports on Form 8-K

The Company filed a Form 8-K on March 7, 2001 disclosing that the contemplated changes in control of the Company in connection with the transaction with Ultimate Warlock, Inc., which was rescinded effective February 21, 2001, ab initio, as if the transaction did not occur. The transaction which was to take the form of a share exchange, was reported in our Form 8-K dated September 22, 2000. We also filed a Form 8-K/A on November 15, 2000, in connection with the proposed transaction with Ultimate Warlock, Inc. Pursuant to the rescission, the interim management appointed by Ultimate Warlock resigned and the board of directors of the Company was reconstituted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Skintek Labs, Inc.

Marc L. Baker, President, Chief Executive Officer and Chairman
By: /s/ Marc L. Baker
Hollywood, FL
Dated: July 11, 2002