Form 10QSB/A
period 2001-12-31
SKINTEK LABS INC
filed 2002-07-11
CIK 1096208

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common Stock, $.001 par value 12,024,102 shares outstanding as of July 10, 2002.

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
SUPPLEMENTARY DISCLOSURE OF NON-CASH OPERATING ACTIVITIES
On March 16, 2001, a newly appointed board member was elected president, and 12,000 shares (6,000,000 shares before the 500 for 1 reverse stock split) of the Company's common stock were issued to him as compensation. The stock was valued at $100 per share (adjusted for the reverse split). These shares were issued so the president would have control of the Company, and following such issuance he owned 68.1% of the common stock. On March 19, 2001, 260 shares (130,000 before the reverse split) were issued to two consultants as compensation. The stock was valued at $100 per share.

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

2. Stock Transaction

On March 16, 2001, a newly appointed board member was elected president, and 12,000 shares of the Company’s common stock were issued to him as compensation. The stock was valued at $100 per share. These shares were issued so the president would have control of the Company. Following such issuance, the newly elected president owned 68.1% of the common stock.

3. Subsequent Event

On April 4, 2002, the Board of Directors authorized a 500 for 1 reverse stock split to stockholders of record as of April 15, 2002 and effective April 18, 2002. The accompanying financial statements and notes have been prepared as if the above reverse stock split occurred at December 31, 1999.

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

While we have been dependent during this quarter upon limited interim advances of $4,407 made on our behalf by Mr. Baker to pay professional fees, principally related to accounting expenses, we have no written finance agreement with Mr. Baker to provide any continued funding. Mr. Baker is presently negotiating on our behalf  with our attorney and our corporate securities compliance firm, CR Capital Services, Inc. to be paid for services. No determination has been made regarding the amount or value of the services.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to Part I, Item 3, "Legal Proceedings" in our Form 10-KSB/A filed on February 27, 2002.

Item 2. Changes in Security

During the three-month period ended March 31, 2002, we did not issue any restricted shares. Restricted shares were issued subsequent to the quarter ended March 31, 2002, which will be reported and non-cash compensation expensed during the second quarter of 2002.

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

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit No.	Document Description
3(i)	Articles of Incorporation (filed as Exhibits 3.1, 3.2 and 3.3 to the Company's Registration Statement on Form 10-SB/12g and incorporated herein by reference)
3(ii)	Bylaws (filed as Exhibit 3.4 to the Company's Registration Statement on Form 10-SB/12g and incorporated herein by reference)
13	Form 10-KSB/A for the year ended December 31, 2000, filed on November 9, 2001 and incorporated herein by reference.
19(i)	Amended Schedule 14C Definitive Information Statement filed on July 11, 2002 and incorporated herein by reference.

(b) Form 8-K.

The Company did not file a Current Report during the three-month period ending March 31, 2002.

SIGNATURES

In accordance with Section 12 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKINTEK LABS, INC.
By: /s/ Marc Baker
Marc Baker, President and Director
Dated: July 11, 2002
Hollywood, FL