Form 10QSB
period 2002-06-30
SKINTEK LABS INC
filed 2002-08-08
CIK 1096208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB

(Mark one)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2002

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common Stock, $.001 par value 12,024,102 shares outstanding as of August 8, 2002.

Transitional Small Business Disclosure Format: Yes __ No X

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Page
FINANCIAL STATEMENTS
Balance Sheets	3
Statements of Operations and Accumulated Deficit	4
Statements of Cash Flows	5
Notes to the Financial Statements	6

SKINTEK LABS, INC.
BALANCE SHEETS

	June 30, 2002	December 31, 2001
	(unaudited)
ASSETS
CURRENT ASSETS

TOTAL CURRENT ASSETS	$-	$-

TOTAL ASSETS	$-	$-

CURRENT LIABILITIES
Accounts Payable	$360	$2,881
Due to Officer	23,124	12,694

TOTAL CURRENT LIABILITIES	23,484	15,575

TOTAL LIABILITIES	23,484	15,575

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, $.001 Par Value, Non-Voting,
1,000,000 Shares Authorized; None Issued and Outstanding	-	-
Common Stock, $.001 Par Value; 50,000,000 Shares Authorized;
12,024,102 Shares Issued and Outstanding
at 2002 and 24,102 Shares Issued and Outstanding at 2001	12,024	24
Additional paid-in capital	2,524,597	1,261,597
Retained earnings (accumulated deficit)	(2,560,105)	(1,277,196)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(23,484)	(15,575)
TOTAL STOCKHOLDERS' EQUITY AND LIABILITIES	$-	$-
The accompanying Notes to Financial Statements are integral part of these Financial Statements.

SKINTEK LABS, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months		For the Six Months
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
REVENUES	$-	$-	$-	$-

OPERATING EXPENSES
Officer Compensation	1,125,000	-	1,125,000	1,200,000
Consultants	150,000	-	150,000
Other administrative	3,502	-	7,909	9,811
TOTAL OPERATING EXPENSES	1,278,502	-	1,282,909	1,209,811

NET INCOME (LOSS)	$(1,278,502)	$-	$(1,282,909)	$(1,209,811)

NET LOSS COMMON STOCK:
Basic	$(.18)	$-	$(.36)	$(64.11)
Diluted	$(.18)	$-	$(.36)	$(64.11)

SHARES USED IN COMPUTING NET LOSS PER COMMON SHARE
Basic	7,046,080	23,842	3,554,489	18,870
Diluted	7,046,080	23,842	3,554,489	18,870
The accompanying Notes to the Financial Statements are integral part of these Financial Statements.

SKINTEK LABS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Six Months Ended
	June 30,
	2002	2001
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Income (Loss)	$(1,282,909)	$(1,209,811)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities
Stock issued for compensation	1,275,000	1,200,000
Increase in accounts payable	(2,521)	-
NET CASH USED IN OPERATING ACTIVITIES	(10,430)	(9,811)

CASH FLOWS FROM INVESTING ACTIVITIES:
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from officer	10,430	9,811

NET CASH PROVIDED BY FINANCING ACTIVITIES	10,430	9,811

NET INCREASE (DECREASE) IN CASH	-	-
CASH, BEGINNING OF PERIOD	-	-
CASH, END OF PERIOD	$-	$-
SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION
Cash paid during the period for:
Interest	$-	$-
Income Taxes	$-	$-
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
On May 7, 2002, the Company issued 10.5 million restricted shares to its president and sole director, Mr. Baker for services provided to the Company. The Shares were valued at $.10 per share and the Company expensed $1,050,000 during this quarter. In addition, the Company issued 500,000 shares to Mr. Baker for services provided as president and director of the Company. The Company registered these shares on Form S-8 on May 13, 2002. In addition, the company issued 1,000,000 registered shares to two consultants. The shares registered on Form S-8 were valued at $.15 per share, the market value of the Company's common stock at the time of filing the registration statement. The Company expensed $225,000 for compensation to consultants and officer.

SKINTEK LABS, INC.
Notes to Financial Statements
(Unaudited)

1. Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with Notes to Financial Statements contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

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

2. Stock Transaction

On March 16, 2001, a newly appointed board member was elected president, and 12,000 shares of the Company's common stock were issued to him as compensation. The stock was valued at $100.00 per share. These shares were issued so the president would have control of the company with 50.3% of the common stock.

On April 4, 2002, the Board of Directors authorized a 500:1 reverse stock split to stockholders of record as of April 15, 2002 and effective on April 18, 2002. The accompanying financial statements and notes have been prepared as if the above reverse stock split occurred at December 31, 2000.

On May 7, 2002, the Company issued 10,500,000 shares of restricted common stock to its president as compensation. The shares were valued at $.10 per share, resulting in compensation of $1,050,000. As per SEC Form S-8 dated May 13, 2002, the Company issued 1,000,000 shares of unrestricted common stock to two consultants and 500,000 to its president as compensation. The shares were valued at $.15 per share, resulting in $150,000 in consultants' compensation and $75,000 in additional officer compensation.

3. Going Concern

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

Item 2. Management’s Plan of Operation

Overview

As used in this Quarterly Report, the terms "we", "us", "our", and the "Company" mean Skintek Labs, Inc., a Delaware corporation. On April 30, 2001 we entered into a Share Transfer Agreement with Performance Brands, Inc. ("PBI") and our former president and sole director, Stacy Kaufman. In the agreement we transferred all PBI shares to Kaufman. As a result of the share transfer transaction, we have become a non-operating company without any subsidiaries, and we are seeking a business combination or other transaction with a third party including possible sale of stock resulting in a change in control, which we believe will be in the best interests of our shareholders, including our principal shareholders ("Transaction").

Our current activity is limited to seeking new business opportunities. We will use our limited personnel and financial resources principally in connection with structuring and consummating a Transaction and it may be expected that any Transaction will involve the issuance of our shares of common stock. To the extent that common stock is used as consideration to effect a Transaction, available cash, if any, of which there can be no assurance, will in all likelihood be used to finance new operations that may result from a Transaction. At June 30, 2002, we had no cash or other current assets.

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

Plan of Operations

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

The disclosure contained in this Form 10-QSB reflects a 500 for 1 reverse share recapitalization effective April 18, 2002. This recapitalization was approved by written consent of the majority of the Company's shareholder pursuant the Delaware General Corporation Law.

During the three months ended June 30, 2002, our statement of operations reflects that we had no revenues from any business operations. Our balance sheet reflects no assets and only insignificant liabilities.

During the three-month period ended June 30, 2002, we had total operating expenses of $1,278,502 compared to no operating expenses during the same period of the prior year. We incurred non-cash expenses of $1,125,000 related to the issuance of 10.5 million restricted shares valued at $1,050,000 and 500,000 registered shares valued at $75,000 to our president for compensation. In addition, we incurred non-cash compensation expenses of $150,000 for the issuance of 1,000,000 registered shares to two consultants.

During the three-month periods ended June 30, 2002, our net loss was $1,278,502.

Liquidity and Capital Resources

At June 30, 2002, we had no assets and had only limited liabilities of $23,484, which principally represents an amount due to our sole officer/director for advances made to pay our administrative expenses.

While we have been dependent during this quarter upon limited interim advances of $3,502 made on our behalf by Mr. Baker to pay professional fees, principally related to accounting expenses, we have no written finance agreement with Mr. Baker to provide any continued funding. Mr. Baker is presently negotiating on our behalf with CR Capital Services, Inc., a company specialized in corporate securities compliance services, to be paid for services. No determination has been made regarding the amount or value of the services.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 2. Changes in Security

During the three-month period ended June 30, 2002, we issued  10.5 million restricted shares, valued at $1,050,000, to Marc Baker, our sole officer and director, for compensation as officer and director of the Company. These restricted shares were reported as non-cash compensation and were expensed during this quarter.

Item 3. Default Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

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

(b) Form 8-K.

The Company did not file a Current Report during the three-month period ending June 30, 2002.

SIGNATURES

In accordance with Section 12 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Skintek Labs, Inc.
By: /s/ Marc Baker
Marc Baker, President, CFO and Director
Dated: August 8, 2002
Hollywood, FL