Form 10QSB
period 2002-09-30
SKINTEK LABS INC
filed 2002-11-08
CIK 1096208

SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D.C. 20549
                                                    FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 2002
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________________ to __________________

         Commission File Number 0-23532

                                             HUNNO TECHNOLOGIES, INC.

                          (ExactName of small business issuer as
                               specified    in   its   charter)
                                                SKINTEK LABS, INC.

                                                   (former name)

            Delaware                                          65-0636277
(State or other Jurisdiction of                       I.R.S. Employer Identi-
Incorporation or Organization                               fication No.)

353 Sacramento Street, 9th Floor, San Francisco, California 94111

(Address of Principal Executive Offices)                   (Zip Code)

                                                  (415) 788-1168

                               (Issuer's Telephone Number, including Area Code)

         Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (ii) has been subject to such filing requirements for the past 90 days.

                                          Yes    X           No

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, $.001 par value                                      18,374,102
----------------------------------                       ----------------------
Title of Class                                     Number of Shares outstanding
                                                          at September 30, 2002
Transitional Small Business Format     Yes            No    X
No exhibits included.

                            HUNNO TECHNOLOGIES, INC.
                                 BALANCE SHEETS


                                                                                                  September 30,      December 31,
                                                                                                      2002               2001

ASSETS
Current Assets:
    Cash and cash equivalents                                                                            105,975            171,241
    Bank savings accounts                                                                                 32,579            112,360
    Short-term fund investments                                                                               --            112,221
    Trade receivables                                                                                  4,104,700          3,173,412
         Less allowance for doubtful accounts                                                           (41,047)           (31,734)

         Net trade receivables                                                                         4,063,653          3,141,678

Inventories
    Merchandise                                                                                               --                 --
    Finished goods                                                                                     2,339,434          2,198,827
    Raw materials                                                                                        556,733            511,392
    Total inventory                                                                                    2,896,167          2,710,219

    Other current assets                                                                               1,316,757            224,930

         Total current assets                                                                          8,415,131          6,471,649


Long-term investments
    Investment in stock (available-for-sale)                                                             202,885            187,846
    Investment in bonds (held-to-maturity)                                                                10,588              9,803
    Long-term Loans                                                                                       59,933             56,564
    Security deposits                                                                                    525,705            492,392

         Total long-term investments                                                                     799,172            746,605


Property, plant and equipment
    Machinery and equipment                                                                               48,241             44,665
    Vehicle and transportation equipment                                                                  32,580             30,765
    Office equipment                                                                                     800,361            710,601
    Furniture and Fixtures                                                                               149,950            135,592
    Less accumulated depreciation                                                                      (735,776)          (545,945)
         Total property, plant and equipment                                                             295,356            375,018

Intangible Assets
    Industrial property                                                                                   20,447             18,932

TOTAL ASSETS                                                                                           9,530,106          7,612,264







Continued;




                            HUNNO TECHNOLOGIES, INC.
                           BALANCE SHEETS - Continued

                                                                                                  September 30,      December 31,
                                                                                                      2002               2001

Liabilities and stockholders' equity
Current liabilities:
    Trade accounts payable                                                                             1,114,639             24,885
    Other accounts payable                                                                               571,219             21,564
    Accrued expenses                                                                                      22,181             13,934
    Short term Borrowings                                                                              2,836,505          1,937,000
    Current portion of long-term debts                                                                     5,730             21,492
    Other current liabilities                                                                            120,724             11,077

         Total current liabilities                                                                     4,670,997          2,030,343

Noncurrent liabilities:
    Convertible bond                                                                                   5,538,361          5,703,111
    Long-term borrowings                                                                                 217,869            201,719
    Severance Retirement Benefits                                                                        148,957            104,754

         Total long-term liabilities                                                                   5,905,187          6,009,584

Total liabilities                                                                                     10,576,184          8,039,927


Stockholders' equity
         Preferred Stock, $.001 Par Value, Non-Voting, 1,000,000
           Shares Authorized;
           None Issued and Outstanding
         Common Stock, $.001 Par Value; 50,000,000 Shares Authorized                                          --                 --
         18,374,102 Shares Issued and Outstanding at 2002 and
           14,850,000 Shares at 2001                                                                      18,374             14,850
         Additional paid-in capital                                                                           --                 --

    Additional paid-in capital from
         Paid-in capital in excess of par value                                                        4,117,913          3,814,826
         Stock options outstanding                                                                        65,288             60,448
           Less deferred compensation cost                                                              (40,980)           (37,942)

           Total additional paid-in capital                                                            4,142,221          3,837,332


    Retained earnings (Accumulated deficit)                                                          (5,206,628)        (4,279,804)

Total stockholders' equity                                                                           (1,046,033)          (427,622)

    Less treasury stock at cost                                                                             (45)               (41)

Total liabilities and stockholders' equity                                                             9,530,106          7,612,264



                            HUNNO TECHNOLOGIES, INC.
                            STATEMENTS OF OPERATIONS


                                                                    Three Months Ended                    Nine Months Ended
                                                                       September 30,                        September 30,
                                                                 2002               2001              2002               2001

Sales                                                              1,056,847        2,010,150          2,603,902         5,105,819
Cost of Sales                                                       747,403           986,635          1,773,406          2,418,822

Gross profit                                                        309,445         1,013,515            830,496          2,686,997

Operating expenses
Selling and administrative expenses                                 546,508           863,619          1,631,928          2,242,662

Operating income (loss)                                           (237,063)           149,896          (801,432)            444,335

Other revenues and gains
Interest income                                                         143             6,165             10,734             21,726
     Rental income                                                       --                --                 --                 --
Realized gain on sale of available-for-sale securities               --               953,290            953,290                 --
     Realized gain on foreign currency transaction                        --               --                 --                --
     Unrealized gain on foreign currency transaction                      --               --                 --                --
     Miscellaneous                                                       41            41,405                 47              9,896

Total other revenues and gains                                          185            10,570            964,071             31,622

Other expenses and losses
     Interest expense                                               325,307            69,233            746,622            279,345
     Other amortization expense                                          --                --                 --                 --
         Realized impairment loss on available-for-sale securities       --                --                 --                 --
     Loss on disposition of marketable securities                          --               --                 55                --
     Commission on engagement of investment                              --                --                 --                 --
     Realized loss on foreign currency transaction                         --               --                 --                --
     Unrealized loss on foreign currency transaction                       --               --                 --                --
     Miscellaneous                                                        0                76                136              2,354

Total other expenses and losses                                     325,307            69,309            746,814            281,699


Loss from continuing operations before tax                         (562,185)            91,157          (584,174)            194,258


Income tax expense                                                       --                --                 --                 --


Net loss                                                              (562,185)        91,157             (584,174)         194,258

Net income (loss) per share:
                                                             $        (.04)   $           .01    $         (.04)                .01
--


Shares used in computing net income (loss) per common share:
                                                                 16,024,707        14,850,000         15,211,506        14,850,000







                            HUNNO TECHNOLOGIES, INC.
                            STATEMENTS OF CASH FLOWS


                                                                                                       For the Nine Months Ended
                                                                                                             September 30,
                                                                                                      2002               2001

CASH FLOWS FROM OPERATING ACTIVITIES
1.    Net Income (Loss)                                                                                (584,174)            194,258
2.    Addition of expenses not involving cash outflows
      Bad debt expense                                                                                    41,047             28,689
      Investment securities impairment loss                                                                   --                 --
      Loss on disposition of investment assets                                                                --                 --
      Depreciation                                                                                       115,063            287,022
      Amortization of intangible assets                                                                       --                 --
      Other bad debt expense                                                                                  --                 --
      Interest payable on long-term                                                                           --                 --
      Retirement allowance                                                                                62,778             51,993
      Others                                                                                               --                352,378

                                                                                                         218,888            720,082


3.    Deduction of revenues not involving cash inflows
      Gain on foreign currency translation                                                                    --                 --
      Gain on disposition of marketable securities                                                       953,290                 --

                                                                                                       (953,290)                 --


4.    Changes in assets and liabilities resulting from operations
      Decrease (Increase) in trade receivables                                                         (677,218)         (1848,638)
      Decrease (Increase_ in inventories                                                                  52,360            173,666
      Decrease (Increase) in other current assets                                                       (76,750)          (110,986)
      Increase (Decrease) in trade payables                                                            1,087,761                 --
      Increase (Decrease) in other payables                                                              547,928          (704,979)
      Increase (Decrease) in accrued expenses                                                              7,898              3,315
      Payment of retirement pay                                                                               --                 --
      Increase (Decrease) in other current liabilities                                                    28,463              (239)

                                                                                                         970,442        (2,487,861)

Total (1+2+3+4)                                                                                        (348,134)        (1,573,521)

Continued:




                            HUNNO TECHNOLOGIES, INC.
                       STATEMENTS OF CASH FLOWS, Continued


                                                                                                       For the Nine Months Ended
                                                                                                             September 30,
                                                                                                      2002               2001

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease (Increase) in short-term financial instrument                                                    88,435            (3,369)
Decrease (Increase) in short-term loans                                                                (250,105)          (875,884)
Decrease (Increase) in marketable securities                                                             121,623                 --
Decrease (Increase) in investment securities                                                             733,018           (77,414)
Decrease (Increase) in guarantee deposits                                                                     --          (291,082)
Decrease (Increase) in long-term loans                                                                     1,100          (168,829)
Decrease (Increase) in machinery and equipment                                                                --              (367)
Decrease (Increase) in industrial property                                                             (298,240)          (934,594)
Decrease (Increase) in office installation                                                                    --                 --
Decrease (Increase) in office equipment                                                                 (32,868)          (355,484)

                                                                                                         362,963        (2,707,023)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (Decrease) in short-term borrowings                                                            (93,805)            527,711
Increase (Decrease) in long-term borrowings                                                                   --                 --
Increase (Decrease) in dividend payable                                                                       --                 --
Increase (Decrease) in debenture                                                                              --                 --
Increase (Decrease) in bond with warrants                                                                     --          3,819,418
Increase (Decrease) in stock issue costs                                                                      --                 --
Increase (Decrease) of capital stock by payment in cash                                                       --                 --

                                                                                                        (93,805)          4,347,129


INCREASE (DECREASE) IN CASH                                                                             (78,976)             66,585

CASH AT BEGINNING OF YEAR                                                                                184,951             95,725
CASH AT END OF YEAR                                                                                      105,975            162,310


                    Cash payment for interest and income tax

Cash paid (refunded) for income tax:                                                                     (4,810)            (5,443)

Cash paid for interest                                                                                   746,622            279,345



                                             HUNNO TECHNOLOGIES, INC.





                                    Notes to Consolidated Financial Statements

                                                September 30, 2002


1.       Interim Financial Statements

         Hunno Technologies, Inc., formerly Skintek Labs, Inc. (the "Registrant") is engaged, through its majority-owned subsidiary Hunno Technologies, Inc. (incorporated under the laws of the republic of Korea) ("Hunno Korea"). The Company is a venture company for the business of fingerprint identification technology among Biometrics industry. The Company's key developments are in its unique fingerprint identification algorithm and the state-of-the-art optical-based fingerprint identification module together with the first chip-based fingerprint module in the world. The Company is currently engaged in providing PC security devices, access control systems and home security products based on its unique fingerprint identification technology developed by the Company.

         Hunno Korea was organized in 1997. Effective July 31, 2002, the Registrant acquired Hunno Korea pursuant to an Exchange Agreement. The Registrant acquired approximately 90% of the outstanding shares of Hunno, in exchange for 14,850,000 shares of the Registrant's common stock. Immediately prior to the acquisition, there were outstanding 12,024,102 shares of Registrant common stock, of which 8,500,000 shares were cancelled, resulting in 3,524,102 shares held by pre-Exchange holders of common stock, and a total of 18,374,102 shares outstanding following consummation of the Exchange.

         The stockholders of Hunno Korea, after the acquisition, owned the majority of the combined company. Accordingly, the combination has been accounted for as a reverse acquisition whereby, for accounting purposes, Hunno Korea is the accounting acquirer and the Registrant is the accounting acquiree. Registrant and Hunno Korea are collectively referred to as the "Company"). The Company has adopted a December 31 year end. The financial statements from inception through July 31, 2002 are those of Hunno Korea, the accounting acquirer. Subsequent to July 31, 2002, the financial statements reflect the consolidated position and operations of the Registrant and Hunno Korea.

         The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at September 30, 2002, the results of operations for the three and nine months ended September 30, 2002 and 2001, and the cash flows for the nine months ended September 30, 2002 and 2001.

         Reference is made to the Company's Form 10-KSB for the year ended December 31, 2001 and the Current Report on Form 8-K dated July 31, 2002 in which the audited financial statements for Hunno Korea were filed. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2002.

         Hunno Korea maintains its legal books of accounts in accordance with accounting principles generally accepted in the Republic of Korea ("Korean GAAP"). However, the financial statements have been prepared in a manner, and reflect the adjustments which management believes are necessary, to conform them with accounting principles generally accepted in the United States of America ("US GAAP").

         Basis of Translating Financial Statements The financial statements are expressed in Korean Won and, solely for the convenience of the reader, have been translated into U.S. dollars are the rate of W 1,326.1 and W 1,227.8 to US $1, the basic exchange rate on December 31, 2001 and September 30, 2002, respectively. These translations should not be construed as a representation that any or all of the amounts shown could be converted into US dollars at this or any other rate.

Foreign Currency Transactions Monetary assets and liabilities denominated in foreign currencies are translated into Korean Won at the balance sheet date, with the resulting gains and losses recognized in current results of operations. Monetary assets and liabilities denominated in foreign currencies are translated into Korean Won at W1,326.1 and W1,227.8 to US $1, the rate of exchange on December 31, 2001 and September 30, 2002, respectively, that is permitted by the Financial Accounting Standards.

      Risks and uncertainties. Beginning in 1997, Korea and other countries in the Asia Pacific region experienced a severe contraction in substantially al aspects of their economies. Through early 1999, it was widely accepted that the economic situation had stabilized, but not fully recovered from the crisis. The Korean economy is currently experiencing additional difficulties in delay of restructuring and reforming the industry. These risks and uncertainties may affect the financial position of the Company and its business. The accompanying financial statements do not reflect the impacts from such uncertainties.

 Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION

Nine Months ended September 30, 2002 compared to Nine Months Ended September 30, 2001

         Sales for the 2002 period were down 49% compared to 2001 because the domestic housing & construction market has weakened. Sales of our fingerprint products are gradually increasing. In the 2001 period sales of other products and our finger print products were approximately equal, but in 2002 sales of other products only represented 10% of our sales. Gross profit as a percentage of sales decreased from 52.6% in 2002 to 31.8% in 2001 because of increases in raw materials and manufacturing costs. The Company decreased its general and administrative expenses by 27% in the 2002 period compared to 2001 because of cost cutting measures introduced as and by reductions in depreciation and research & development costs. We benefited in the 2002 period from the sale of marketable securities, for a gain of 953,290. Interest expense increased from $279,345 to $746,622 because of a sharp increase in debt occasioned by the purchase of marketable securities in January, 2002. The net result was a net loss of $91,157 for the nine months ended September 30, 2002 compared to net income of $194,258 for the nine months ended September 30, 2001.

Three Months ended September 30, 2002 compared to Three Months Ended September 30, 2001

         Sales for the 2002 period were down 47% compared to 2001 because the domestic housing & construction market has weakened. Sales of our fingerprint products are gradually increasing. In the 2001 period sales of other products and our finger print products were approximately equal, but in 2002 sales of other products only represented 10% of our sales. Gross profit as a percentage of sales decreased from 50.4% in 2002 to 29.3% in 2001 because of increases in raw materials and manufacturing costs. The Company decreased its general and administrative expenses by 37% in the 2002 period compared to 2001 because of cost cutting measures introduced as and by reductions in depreciation and research & development costs. Interest expense increased from $69,233 to $325,307 because of increase in debt compared to September 30, 2001. The net result was a net loss of $91,157 for the nine months ended September 30, 2002 compared to net income of $194,258 for the nine months ended September 30, 2001.

             As of September 30, 2002 we had backlog of approximately
$ 2.5 million. As of September 30, 2002 we had outstanding convertible bond in the amount of $5.5 million ($1.46 million which matures on December 31, 2002.) We anticipate that we will need approximately $ 3.0 million in cash (other than that forecast to be provided by sales) over the next 12 months to fill order backlog, pay principal and interest on debt obligations and, etc. We intend to effect a placement of equity or debt securities to meet this need. Management believes that it will be able to obtain the cash we need.

Included in this Management's Discussion and Analysis of Financial Condition and Results of Operations are certain forward looking financial and other information including, without limitation, matters relating to "Risks". It should be recognized that such information are projections, estimates or forecasts based on various assumptions including, without limitation, meeting its assumptions regarding sales levels, the rate of technological changes expected operating performance and other matters specifically set forth, as well as the expected performance of the economy as it impacts the Company's business, government and regulatory actions and approvals, and the risk factors and cautionary statements set forth in reports filed by the Company with the Securities and Exchange Commission. As a result, such information is subject to uncertainties, risks and inaccuracies, which could be material.


Item 3. Controls and Procedures.

         (a) Evaluation of disclosure controls and procedures. The Company's principal executive officer and its principal financial officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d -14 (c) as of a date within 90 days prior to the filing of this Quarterly Report on Form 10QSB, have concluded that the Company's disclosure controls and procedures are adequate and effective for the purposes set forth in the definition in Exchange Act rules.

(b) Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation.

                                            PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS  -  None
Item 2. CHANGES IN SECURITIES - On July 31, 2002 we issued 14,850,000 shares of common stock to 18 persons resident in the Republic of Korea, in exchange for their shares in Hunno Technologies, Inc., a Korea corporation. No underwriter was involved. The transaction is exempt from registration under Section 4(2) of the Securities Act of 1933 as not involving a public offering, and also exempt because all the recipients are non-U.S. persons.
tem 3. DEFAULTS UPON SENIOR
SECURITIES - None
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY  HOLDERS -
None
Item 5. OTHER INFORMATION - None
Item 6. EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits -- None

Reports on Form 8-K -- A Current Report on Form 8-K dated July 31, 2002 reported the acquisition of Hunno Technologies, Inc., a corporation organized under the laws of the Republic of Korea, and the attendant change of control.

                                                    SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                       HUNNO TECHNOLOGIES, INC.


Date:  November 7, 2002                                     By:/s/ Seo Bo Kun
                                                               --------------
Seo Bo Kun, Chief Financial Officer (chief financial officer and accounting officer and duly authorized officer)

                                 CERTIFICATIONS
  I, Kim, Sang-Gyun, certify that:

  1.I have reviewed this quarterly report on Form 10-QSB of Hunno
 Technologies, Inc.;

      2.Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                           a) all significant deficiencies in the design or
 operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 7, 2002

 /s/ Kim, Sang-Gyun
   Kim, Sang-Gyun Chairman and Chief Executive Officer


                                 CERTIFICATIONS
  I, So, Bo Kun, certify that:

  1.I have reviewed this quarterly report on Form 10-QSB of Hunno
 Technologies, Inc.;

   2.Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
 4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                                    b) evaluated the effectiveness of the
 registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                                    a) all significant deficiencies in the
design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 7, 2002
/s/ So, Bo Kun
So, Bo Kun Chief Financial Officer