Form 10KSB
period 2002-12-31
HUNNO TECHNOLOGIES INC
filed 2003-05-14
CIK 1096208

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-KSB

        [X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
              ACT OF 1934

                  For the fiscal year ended December 31, 2002

        [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1994

               For the transition period from _______ to _______

                        Commission File Number: 0-27565

                             Hunno Technologies Inc
                 (Name of Small Business Issuer in Its Charter)

                 Delaware                              65-0636227
        (State or Other Jurisdiction                (IRS Employer
       of Incorporation or Organization           Identification Number)

               2700 NE 29th Avenue, Suite 305, Hollywood, FL 33020
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

Issuer's revenues for December 31, 2001, its most recent fiscal year: none

At December 31, 2002, there were 12,024,102 shares of the issuer's common stock issued and outstanding. Affiliates of the Issuer own 11.016,237 shares of the
Issuer's issued and outstanding common stock and the remaining 1,007,865 shares are held by non-affiliates. The market value of the shares held by non-affiliates is $755,899 based upon the closing bid price of $.75 on July 10,
2002. The number of shares is adjusted to reflect the 500 for 1 reverse stock split on April 18, 2002. (*)

DOCUMENTS INCORPORATED BY REFERENCE:

There are no documents incorporated by reference in this Annual report on Form
10-KSB except for certain previously filed exhibits identified in Part III, Item
13. Reference is made to previously filed Annual Reports and Quarterly Reports of the Issuer. (*) Affiliates for the purposes of this Annual Report refer to the officers, directors and/or persons or firms owning 5% or more of Issuer's common stock, both of record and beneficially.

                               TABLE OF CONTENTS

PART I

Item 1.  Description of Business
Item 2.  Description of Property
Item 3.  Legal Proceedings
Item 4.  Submission of Matters to a Vote of Security Holders

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters
Item 6.  Management's Discussion and Analysis of Financial Conditions
         and Results of Operation
Item 7.  Financial Statements
Item 8.  Changes In and Disagreements With Accountants on Accounting
         and Financial Disclosure

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons
Item 10. Executive Compensation
Item 11. Security Ownership of Certain Beneficial Owners and Management
Item 12. Certain Relationships and Related Transactions
Item 13. Exhibits and Reports on Form 8-K

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

        o   SKNT transferred all shares of Performance Brands, Inc., our former wholly-owned subsidiary, to Stacy Kaufman, our former president, director and control shareholder. See the discussion under
            "Background and Material Features of the PBI Share Transfer
            Agreement" below. We have disclosed our reasons for entering into the Share Exchange Agreement under "Reasons for the PBI Share
            Transfer Agreement" below. The principal reasons for our decision to dispose of PBI were the financial underperformance of PBI and our difficulties in funding PBI's continued operations. See the discussion under "Information About PBI-Skintek Lab's Former
            Business" and "Management's Discussion and Analysis" and the
            discussion under "Reasons for the PBI Share Transfer Agreement"
            below.

        o   The value of net assets transferred to Kaufman in connection with the Share Transfer Agreement was $217,131. The book value of PBI at the date of the 1999 merger was $357,789. The difference between the book value in 1999 and the book value of $217,131 at the date of divestiture was primarily attributable to the increase in
            accumulated deficit from net losses. This constituted all of our assets and liabilities. As a result of this Share Transfer Agreement we became a non-operating company with minimal no assets or liabilities and will seek to explore potential business combinations with entities which our sole officer and director, Marc Baker believes will have greater potential for growth and profitability.

        o  In connection with the Share Transfer Agreement, Kaufman resigned as an officer and director of SKNT on March 16, 2001 and agreed to waive any rights that he has or may have had under his 1999 Employment
           Agreement, including rights to purchase 2,000 option shares at $250 per share which had already vested and contingent rights under the option to purchase an additional 3,000 million shares at $250, in increments of 1,000 shares, based upon SKNT achieving cumulative revenues of  $2,548,000, $3,757,000 and $5,209,120, respectively.
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

        o  Prior to Kaufman's resignation as our sole executive officer and director on March 16, 2001, Kaufman, as the sole director, elected
           Marc Baker as a director of SKNT. Mr. Baker had previously served as
           SKNT's merger consultant and had made net cash advances of $637,919 to SKNT during the period from March to July, 1999 as merger consultant. The total net cash advances made by Baker while he was merger consultant, from March 1999 through March 2001 was $740,577.
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

-----------------------------------------------------------------------------------------------------------
Date         Title           Amount of          Persons              Cash or Non Cash Consideration
                           Securities Sold
-----------------------------------------------------------------------------------------------------------
3/31/99    Common Stock      6,167 Shares      Stacy Kaufman (1)    Issued in connection with PBI Merger
-----------------------------------------------------------------------------------------------------------
03/31/99   Common Stock      2,167 Shares      Marc Baker, Merger   $740,577 in net cash advances was
-7/06/99                     2,070 Shares      Consultant (2)       converted into a total of 4,236
                                                                    restricted shares. The average
                                                                    conversion price for the entire 4,236
                                                                    shares issued was $175
-----------------------------------------------------------------------------------------------------------
12/31/99   Common Stock      1,000 Shares      Stacy Kaufman (3)    Vested Options at $250 per share, never
                                                                    exercised, granted under 1999 Employment
                                                                    Agreement
-----------------------------------------------------------------------------------------------------------
12/31/00   Common Stock      1,000 Shares      Stacy Kaufman (3)    Vested Options at $250 per share, never
                                                                    exercised, granted under 1999 Employment
                                                                    Agreement
-----------------------------------------------------------------------------------------------------------
03/16/01   Common Stock     12,000 Shares    Marc Baker (4)         Issued as compensation and an expense of
                                                                    $1,200,000 was reflected in the quarter
                                                                    ended March 31, 2001
-----------------------------------------------------------------------------------------------------------
03/19/01   Common Stock        160 Shares    Robert Schwartz (5)    For consulting services valued at $16,000
-----------------------------------------------------------------------------------------------------------
03/19/01   Common Stock        100 Shares    David Wilpon (5)       For services valued at $10,000
-----------------------------------------------------------------------------------------------------------

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

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                            HUNNO TECHNOLOGIES, INC.
                          (FORMERLY SKINTEK LABS, INC.)

                              FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001

                            HUNNO TECHNOLOGIES, INC.
                          (FORMERLY SKINTEK LABS, INC.)

                          INDEX TO FINANCIAL STATEMENTS

INDEPENDENT AUDITORS' REPORT

FINANCIAL STATEMENTS

         Notes to Financial Statements.................................F-6 - F-9

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of
Hunno Technologies, Inc.
(Formerly Skintek Labs, Inc.)
Hollywood, Florida

We have audited the accompanying balance sheets of Hunno Technologies, Inc.
(formerly Skintek Labs, Inc., the Company) as of December 31, 2002 and December
31, 2001, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hunno Technologies, Inc.
(formerly Skintek Labs, Inc.) at December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the
Company will continue as a going concern. As discussed in Notes 1 and 4 to the financial statements, the Company has to merge or acquire an operating company to commence its planned principal operations and proceed with its business plan.
As of the date of these financial statements, no target company has been identified. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Grassano Accounting, P.A.
    Grassano Accounting

Boca Raton, Florida
May 6, 2003

                                 Balance Sheets
                           for Hunno Technoloiges Inc

                                  ASSETS

                                     2002                     2001
                                    -------------------      -------------------

CURRENT ASSETS

TOTAL CURRENT ASSETS                $                 -      $                 -
                                    -------------------      -------------------

 TOTAL ASSETS                $                 -      $                 -
                                    ===================      ===================

              LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

                                         2002                 2001
                                    -------------------      -------------------

CURRENT LIABILITIES
 Accounts Payable                   $               283      $             2,881
 Due to Officer                                  24,704                   12,694
                                    -------------------      -------------------

TOTAL CURRENT LIABILITIES                        24,987                   15,575
                                    -------------------      -------------------

TOTAL LIABILITIES                                24,987                   15,575
                                    -------------------      -------------------

STOCKHOLDERS' EQUITY (DEFICIT)
 Preferred Stock, $0.001 Par Value,
 Non-Voting,
 1,000,000 Shares Authorized,
 0 Shares Issued & Outstanding                        -                        -
 Common Stock, $0.001 Par Value,
 50,000,000 Shares
 Authorized, 12,024,102 Shares Issued &
 Outstanding
 at 2002 and 24,102 Shares Issued &
 Outstanding
 at 2001                                         12,024                       24
 Additional Paid in Capital                   2,524,597                1,261,597
 Retained Earnings (Accumulated Deficit)    (2,561,608)              (1,277,196)
                                    -------------------      -------------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)           (24,987)                 (15,575)
                                    -------------------      -------------------

TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY
(DEFICIT)                       $                 -      $                 -
                                    ===================      ===================

                            Statements of Operations
                           for Hunno Technologies Inc

                                            2002                      2001
                                   -------------------       -------------------

REVENUES                          $                  -       $                -
OPERATING EXPENSES
 Officer Compensation                        1,125,000                1,200,000
 Consultants                                   150,000                   26,000
 Other Administrative                            9,412                   15,575
                                   -------------------       -------------------

TOTAL OPERATING EXPENSES                     1,284,412                1,241,575
                                   -------------------       -------------------

INCOME (LOSS) FROM
OPERATIONS                                 (1,284,412)              (1,241,575)
                                   -------------------       -------------------

NET INCOME (LOSS) BEFORE
PROVISION FOR (BENEFIT
FROM) INCOME TAXES                         (1,284,412)              (1,241,575)

Provision for (Benefit from)
Income Taxes                                         -                        -
                                   -------------------       -------------------

 NET INCOME  (LOSS)                $       (1,284,412)       $      (1,241,575)
                                   ===================       ===================

NET INCOME (LOSS) PER
COMMON SHARE
 Basic and Diluted                 $             (.16)       $          (57.53)
                                   ===================       ===================

SHARES USED IN COMPUTING
NET INCOME (LOSS) PER
COMMON SHARE
 Basic                                       7,824,102                   21,581
                                   ===================       ===================

                              Statement of Equity
                           for Hunno Technoloiges Inc

                                                                                                Retained                Total
                            Number of                                  Additional              Earnings              Stockholders'
                               Shares                 Common               Paid In            (Accumulated                Equity
                               Common                 Stock                Capital               Deficit)                (Deficit)
                        ------------------       -------------       ----------------      -----------------        -----------------

Bal. at Dec. 31, 2000              11,842        $          12       $         35,609      $         (35,621)       $           -

Issued 12,000
shares of common
stock to officer as
compensation                       12,000                   12              1,199,988                       -           1,200,000

Issued 260 shares
of common stock to
consultants as
compensation                          260                   -                  26,000                       -              26,000

Net Loss                                -                   -                      -               (1,241,575)        (1,241,575)
                             ------------------       -------------       ----------------        -----------------   -----------------

Bal. at Dec. 31, 2001              24,102                  24               1,261,597              (1,277,196)           (15,575)

Issued 11,000,000
shares of common
stock to officer as
compensation                   11,000,000              11,000               1,114,000                       -           1,125,000

Issued 1,000,000
shares of common
stock to consultants
as compensation                 1,000,000               1,000                149,000                        -             150,000

Net Loss                                -                   -                      -              (1,284,412)         (1,284,412)
                          ------------------       -------------       ----------------        -----------------     -----------------

Bal. at Dec. 31, 2002          12,024,102       $      12,024       $      2,524,597         $    (2,561,608)      $     (24,987)
                          ==================       =============      ================         =================     =================

                            Statement of Cash Flows
                           for Hunno Technologies Inc

                                            2002                     2001
                                     ------------------       ------------------

CASH FLOWS FROM OPERATING
ACTIVITIES:
 Net Income (Loss)                   $      (1,284,412)       $      (1,241,575)
 Adjustments to Reconcile
 Net Income
 (Loss) to Net Cash Used in
 Operating Activities
 Stock issued for compensation                1,275,000                1,226,000
 Increase (Decrease) in
 Accounts Payable                               (2,598)                    2,881
 Increase in Due to Officer                      12,010                   12,694
                                     ------------------       ------------------

NET CASH USED IN (PROVIDED BY)
OPERATING ACTIVITIES                                 0                        0
                                     ------------------       ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:

NET CASH PROVIDED BY
(USED IN) INVESTING ACTIVITIES                       0                        0
                                     ------------------       ------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:

NET CASH PROVIDED BY
FINANCING ACTIVITIES                                 0                        0
                                     ------------------       ------------------

NET INCREASE (DECREASE)
IN CASH                                              0                        0

CASH, BEGINNING OF PERIOD                            0                        0
                                     ------------------       ------------------

CASH, END OF PERIOD                  $               0          $             0
                                     ==================       ==================

SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION
 Cash paid during the
 period for:
 Interest                           $                0        $               0
                                    ==================        ==================
 Income Taxes                       $                0        $               0
                                    ==================        ==================

                            HUNNO TECHNOLOGIES, INC.
                          (FORMERLY SKINTEK LABS, INC.)
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

        On April 30, 2001, the Company agreed to sell its shares in Performance
        Brands, Inc., the Subsidiary, in consideration of the cancellation of the 1999 employment agreement between the Buyer and the Company and in addition cancellation of options to purchase 500,000 shares
        (before 500:1 reverse stock split) of the Company stock because the
        Subsidiary failed to achieve the projected sales and profits that led to its purchase. This divestiture is described in the Company's
        June 30, 2001 Form 10-QSB.

        On July 22, 2002, the Company entered into an agreement
        (described in Form 8-K/A dated July 31, 2002) with Hunno Technologies,
        Inc. (Hunno), a Korean corporation, whereby the Company would:

            (1)   Issue 16,500,000 shares of its common stock for all of the outstanding shares of Hunno common stock.
            (2)   Change its name to Hunno Technologies, Inc.
            (3)   Cancel 8,500,000 shares of its president's common stock.
            (4)   The president and board of directors would resign, and the
                  Hunno officers would assume the Company's management and control.

         This agreement closed and became effective on July 31, 2002.

                            HUNNO TECHNOLOGIES, INC.
                          (FORMERLY SKINTEK LABS, INC.)
                          NOTES TO FINANCIAL STATEMENTS

         On March 24, 2003, a release and settlement agreement was signed, whereby the American and Korean parties agreed to treat the original agreement as if it never happened. The Koreans agreed to return all of their shares of the Company's common stock, and the Korean officers and directors were replaced by the Company's former president.

         These financial statements have been prepared as if Hunno had never been involved with the Company.(See Note 5 for a schedule of the divestiture.)The 8,500,000 cancelled shares of the president's common stock were reissued on April 24, 2003. In order not to distort these financial statements, the cancellation is treated as if it never happened.

         The management of the Company intends to use it as a "blind pool" or
         "blank check" company for the purpose of either merging with or acquiring an operating company.

         Income Taxes
         Since inception, the Company has maintained a fiscal year ending on each 31st day of December. Provisions for income taxes have not been presented  as there is no taxable income and there are no timing differences. Net operating losses of approximately $60,600 expire from the year 2011 through 2017.

         Earnings Per Common Share
         The Company adopted Statement of Financial Accounting Standard No. 128
         ("FAS 128"), Earnings Per Share for the period of these financial statements. Basic earning per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per common share is the same as the basic.

         Recent Accounting Pronouncements
         In June 2001, the Financial Accounting Standards Board ("FASB') issued
         Statement of Financial Accounting Standards ("SFAS") No. 141 "Business
         Combinations" and No. 142 "Goodwill and Other Intangible Assets." SFAS
         No. 141 requires all business combinations initiated  after June 30,
         2001 to be accounted for under the purchase method. For all business combinations for which the date of acquisition is after June 30, 2001,
         SFAS No. 141 also established specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an  extraordinary gain, rather than deferred and amortized. SFAS No. 142 changes the accounting for goodwilland other intangible assets after an acquisition. The most significant changes made by SFAS No. 142 are:
         (1) goodwill and intangible assets with indefinite lives will no longer be amortized; (2) goodwill  and intangible assets  with indefinite lives must be tested for impairment at lease annually;  and
         (3) the amortization  period for intangible  assets with finite lives will no longer be limited to forty years. At this time, the Company does not believe that the adoption of either of these statements will have a material effect on  its financial position, results  of operations, or cash flows.

                            HUNNO TECHNOLOGIES, INC.
                          (FORMERLY SKINTEK LABS, INC.)
                          NOTES TO FINANCIAL STATEMENTS

         In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset
         Retirement Obligations." SFAS No. 143 establishes accounting requirements for retirement obligations associated with tangible long-
         lived assets, including (1) the timing of the liability recognition,
         (2) initial measurement of the liability, (3) allocation of asset retirement cost to expense, (4) subsequent measurement of the liability and (5) financial statement disclosures. SFAS No. 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The adoption of SFAS No. 143 is not expected to have a material effect on the Company"s financial position, results of operations, or cash flows. In August 2001, the FASB also approved SFAS No. 144, "Accounting for the Impairment or Disposal of
         Long-Lived Assets." SFAS No. 144 replaced SFAS No. 121. The new accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of Accounting Principles Board (APB)
         Opinion No. 30, "Reporting Results of Operations Reporting the Effects
         of Disposal of A segment Business," for the disposal of segments of a business. SFAS No. requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported continuing operations or in discontinued operations.
         Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No.144 also broadens the reporting of discontinued
         operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. At this time, the
         Company does not believe that the adoption of SFAS No. 144 will have a material effect on its financial position, results of operations, or cash flows.

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

NOTE 2 - RELATED PARTY TRANSACTIONS

         During the years ended December 31, 2001 and 2002, the Company's president and majority stockholder paid all administrative expenses for the Company, resulting in a balance of $24.704 in the due to officer account as of December 31, 2002.

NOTE 3 - STOCK TRANSACTIONS

         Common Stock
         As of December 31, 1999, the Company had issued 11,842 shares of its common stock. On March 16, 2001, a newly appointed board member was elected president, and 12,000 shares of the Company's common stock were issued to him as compensation. The stock was valued at $100.00 per share. These shares were issued so the president would have control of the company with 50.3% of the common stock. On March 19,
         2001, 260 shares were issued to two consultants as compensation. The stock was valued at $100.00 per share.

         On April 4, 2002, the Board of Directors authorized a 500:1 reverse stock split to stockholders of record as of April 15, 2002 and effective on April 18, 2002. The accompanying financial statements and notes have been prepared as if the above reverse stock split occurred at December
         31, 2000.

         On May 7, 2002, the Company issued 10,500,000 shares of restricted common stock to its president as compensation. The shares were valued at $.10 per share, resulting in compensation of $1,050,000. As per SEC
         Form S-8 dated May 13, 2002, the Company issued 1,000,000 shares of unrestricted common stock to two  consultants and 500,000 to its president as compensation. The shares were valued at $.15 per share, resulting in $150,000 in consultants'compensation and $75,000 in additional officer compensation.

         Preferred Stock
         The Company has authorized 1,000,000 preferred shares $0.001 par value, non-voting, the rights and preferences of which to be determined by the Board of Directors at the time of issuance.Currently, there are no preferred shares outstanding.

                            HUNNO TECHNOLOGIES, INC.
                          (FORMERLY SKINTEK LABS, INC.)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 4 - GOING CONCERN

         The Company has sustained recurring operating losses and has minimal assets. These factors raise substantial doubt as to the Compan's ability to continue as a going concern. Management's plans regarding this uncertainty is to raise additional working capital and to seek potential merger candidates.

NOTE 5 - DIVESTITURE OF HUNNO TECHNOLOGIES, INC. (KOREA)

         As discussed in Note 1, the Company's stock merger with Hunno
         Technologies,  Inc. (Korea) was rescinded on March 24, 2003 The Company has determined that the fair value of the assets and liabilities transferred were substantially similar to their fair value at the time of the merger. Both parties have agreed to absorb their own expenses in this transaction. The Company has incurred no expenses for this transaction because of the above and because Hunno has only had losses, no gain loss has been recognized in this transaction.

         All the stock that was issued in connection with the acquisition of the subsidiary has been canceled by the company pursuant to the merger agreement. Pursuant to the merger agreement the former officers and directors of Hunno Technologies, Inc. upon their resignation elected
         Marc Baker as president and sole director of the company.

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

ITEM 10. EXECUTIVE COMPENSATION

                                                                     Long Term Compensation

                                Annual Compensation                    Awards             Payouts
----------------------------------------------------------------------------------------------------
      (a)        (b)       (c)         (d)          (e)           (f)           (g)          (h)             (i)
--------------------------------------------------------------------------------------------------------------------------

Name and         Year     Salary      Bonus     Other Annual  Restricted    Securities     LTIP            All other
Principal                                       Compensation     Stock      Underlying     Payouts      compensation
Position                                                       Award(1)     Options/SAR
--------------------------------------------------------------------------------------------------------------------------
                           ($)         ($)          ($)          (#)          ($)            ($)            ($)
--------------------------------------------------------------------------------------------------------------------------
Marc Baker,     Since                   0            0             0             0            0               0
President and   March       0
Chairman         2001
--------------------------------------------------------------------------------------------------------------------------
                                        0                          0         1,000(1)         0               0
Stacy Kaufman,   2000    112,115                     0
President and
Chairman
--------------------------------------------------------------------------------------------------------------------------
Stacy Kaufman,   1999    101,923        0                          0         1,000(1)         0               0
President and                                        0
Chairman
--------------------------------------------------------------------------------------------------------------------------
Stacy Kaufman,   1998     65,942        0                          0             0            0               0
President and                                      80,000
Chairman
--------------------------------------------------------------------------------------------------------------------------
Cathy Kaufman    2000     16,000        0                          0             0            0               0
Secretary,                                           0
Treasurer
--------------------------------------------------------------------------------------------------------------------------
Cathy Kaufman    1999     6,350         0                          0             0            0               0
Secretary,                                           0
Treasurer
--------------------------------------------------------------------------------------------------------------------------
Cathy Kaufman    1998       0           0                          0             0            0               0
Secretary,                                           0
Treasurer
--------------------------------------------------------------------------------------------------------------------------

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

Stacy Kaufman has served as SKNT's chief executive officer and president during the respective years set forth above. On March 30, 1999, SKNT entered into the
1999 Employment Agreement, a five year executive employment agreement, with Mr.
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

-----------------------------------------------------------------------------------------------------------
Title of Class   Name and Address of Beneficial Owner          Amount and Nature of      Percent of Class
                                                              Beneficial Ownership      Outstanding (1)
-----------------------------------------------------------------------------------------------------------
Common Stock   Stacy Kaufman, former president and                6,743 (2)(3)                 0%
               director, 1750 NW 65th Ave., Plantation,
               FL 33313
-----------------------------------------------------------------------------------------------------------
Common Stock   Cathy Kaufman, former secretary and
               treasurer, 1750 NW 65th Ave., Plantation,           6,167 (3)                   0%
               FL 33313
-----------------------------------------------------------------------------------------------------------
Common Stock   Marc Baker, president and director, 2700
               North Avenue, Suite 305, Hollywood, FL            12,516,237 (4)              91.6%
               33020
-----------------------------------------------------------------------------------------------------------
Common Stock   All Officers and Directors as a Group (one        12,516,237 (4)              91.6%
               person)
-----------------------------------------------------------------------------------------------------------

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

Skintek Labs, Inc.

By: /s/ Marc L. Baker
        Marc L. Baker,
        President, Chief Executive Officer and Chairman

Dated: May 14, 2003