Form 10QSB
period 2003-03-31
HUNNO TECHNOLOGIES INC
filed 2003-05-19
CIK 1096208

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                  Form 10-QSB

                                   (Mark one)
        [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
              EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2003

        [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
              EXCHANGE ACT OF 1934

          For the transition period from ____________ to _____________

                        Commission file number: 0-27565

                             HUNNO TECHNOLOGIES INC
       (Exact name of small business issuer as specified in its charter)

                Delaware                                84-1343594
      (State or other jurisdiction                     (IRS Employer
    of incorporation or organization)                Identification No.)

             2700 North 29th Avenue, Suite 305, Hollywood,FL    33020
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

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, $.001 par value
12,024,102 shares outstanding as of March 31, 2003.

Transitional Small Business Disclosure Format: Yes __ No X

                                     INDEX

                         PART I. FINANCIAL INFORMATION

                                                                           Page

Item 1. Financial Statements (Unaudited).......................................3

Item 2. Management's Plan of Operations........................................4

PART II. OTHER INFORMATION

Item 1. Legal Proceedings......................................................6

Item 2. Changes in Security....................................................6

Item 3. Default Upon Senior Securities.........................................6

Item 4. Submission of Matters to a Vote of Security Holders....................6

Item 5. Other Information......................................................6

Item 6. Exhibits and Reports on Form 8-K.......................................6

                          PART I FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

                                                                            Page

FINANCIAL STATEMENTS

                                  Balance Sheet
                           for Hunno Technoloiges Inc

                                        March 31,               December31,
                                          2003                     2002
                                    -----------------       -----------------
                                       (Unaudited)

                                     ASSETS

CURRENT ASSETS

TOTAL CURRENT ASSETS                 $             -           $            -

TOTAL ASSETS                         $             -           $            -

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

 Accounts Payable                    $            283          $           283

 Due to Officer                                24,704                   24,704

TOTAL CURRENT LIABILITIES                      24,987                   24,987

TOTAL LIABILITIES                              24,987                   24,987

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock, $0.001
Par Value, Non-Voting,

1,000,000 Shares Authorized,
0 Shares Issued & Outstanding                  -                        -
Common Stock, $0.001 Par Value,
50,000,000 Shares
Authorized, 12,024,102 Shares
Issued & Outstanding                           12,024                   12,024
Additional Paid in Capital                  2,524,597                2,524,597
Retained Earnings
(Accumulated Deficit)                      (2,561,608)              (2,561,608)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)          (24,987)                (24,987)

TOTAL STOCKHOLDERS'
STOCKHOLDERS' EQUITY
(DEFICIT)                        $             -           $           -

                                       F-1

                            Statements of Operations
                           for Hunno Technologies Inc

                                                For the Three Months
                                                 Ended March 31,
                                            2003                 2002
                                     ------------------       ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income (Loss)                   $                0       $           (4,407)
 Adjustments to Reconcile
 Net Income
 (Loss) to Net Cash
 Used in
 Operating Activities
 Increase in Accounts
 Payable                                              0                   (1,031)
                                     ------------------       ------------------
NET CASH USED IN
PROVIDED BY)
OPERATING ACTIVITIES                                  0                   (5,438)
                                     ------------------       ------------------

CASH FLOWS FROM
INVESTING ACTIVITIES:

NET CASH PROVIDED BY
(USED IN) INVESTING
ACTIVITIES                                           0                        0
                                     ------------------       ------------------

CASH FLOWS FROM
FINANCING ACTIVITIES:
 Advances from Officer                               0                     5,438
                                     ------------------       ------------------

NET CASH PROVIDED BY
FINANCING ACTIVITIES                                 0                     5,438
                                     ------------------       ------------------

NET INCREASE (DECREASE)
IN CASH                                              0                        0

CASH, BEGINNING OF PERIOD                            0                        0
                                     ------------------       ------------------

CASH, END OF PERIOD                  $               0        $               0
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
                                     ==================       ==================

                                       F-2

                            Statements of Cash Flows
                           for Hunno Technologies Inc

                                        For the Three Months
                                             Ended March 31,
                                     2003                      2002
                             -------------------       -------------------

REVENUES                     $                -        $                -

OPERATING EXPENSES
Administrative                                -                      4,407
                             -------------------       -------------------

INCOME (LOSS)
FROM OPERATIONS                               -                    (4,407)
                             -------------------       -------------------

NET INCOME  (LOSS)           $                -        $           (4,407)
                             ===================       ===================

NET INCOME (LOSS)
COMMON SHARE
 Basic                       $                -        $             (.18)
                             ===================       ===================
 Diluted                     $                -        $             (.18)
                             ===================       ===================

SHARES USED IN COMPUTING
NET INCOME (LOSS) PER
COMMON SHARE
 Basic                                12,024,102                    24,102
                             ===================       ===================
Diluted                               12,024,102                    24,102
                             ===================       ===================

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

                                      F-3

                                SKINTEK LABS, INC
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   Basis of Presentation

        The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B of the
Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with Notes to Financial Statements contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

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

         On April 24, 2003, the Board of Directors issued 9,500,000 shares of the Company's common stock to the president as compensation. 9,500,000 shares replaced the shares cancelled with the Hunno Korea agreement. These shares had originally been issued on May 7, 2002. They were cancelled upon the Hunno Merger in July 2002. After the Hunno Korea Settlement Agreement was executed, the shares issued to Hunno Korea were cancelled. Mr. Baker's shares were reissued from treasury by issuing 9,500,000 shares of the 10,500,000 that had originally been issued and subsequently cancelled.

3.   Subsequent Event

         On April 24, 2003, the Board of Directors issued 9,500,000 shares of the Company's common stock to the president as compensation. 9,500,000 shares replaced the shares cancelled with the Hunno Korea agreement. This stock issuance was a replacement of the May 7, 2002 stock issuance that had been cancelled pursuant to the Hunno Merger.

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

                                      F-4

Item 2.   Management's Plan of Operation

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
At March 31, 2003, we had no cash or other current assets.

Forward-Looking Statements

To the extent that we make forward-looking statements in the "Management's Plan of Operation" in this Quarterly Report, we emphasize that forward-looking statements involve risks and uncertainties and our actual results may differ materially from those expressed or implied by our forward looking statements.
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

During the three months ended March 31, 2003, our statement of operations reflects that we had no revenues from any business operations. Our balance sheet reflects no assets and only insignificant liabilities.

Liquidity and Capital Resources

At March 31, 2003, we had no assets and had only limited liabilities of $$24,987 which principally represents an amount due to our sole officer/director for advances made to pay our administrative expenses.

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

Not applicable.

Item 3.   Default Upon Senior Securities

Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.   Other Information

Not applicable.

Item 6.   Exhibits

(a) Exhibits:

   Exhibit No.                            Document Description

      99.1 Certifications

                                   SIGNATURES

In accordance with Section 12 or 15(d) of the Exchange Act, the Registrant has
caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hunno Technologies, Inc.

By: /s/ Marc Baker
        Marc Baker, President, CFO and Director

Dated: May 19, 2003

                                 CERTIFICATIONS

I, Marc Baker, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Hunno Technologies
     Inc;

2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

        (a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this quarterly  report is being prepared;
        (b)   evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly  report (the Evaluation Date); and
        (c)   presented in this quarterly  report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: May 19, 2003

/s/ Marc Baker
    Marc Baker
    Chief Executive Officer &
    Chief Finanical Officer