Form 10QSB
period 2003-06-30
HUNNO TECHNOLOGIES INC
filed 2003-08-13
CIK 1096208

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                  Form 10-QSB

                                   (Mark one)
        [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
              EXCHANGE ACT OF 1934

                 For the quarterly period ended: June 30, 2003

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

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, $.001 par value
12,024,102 shares outstanding as of June 30, 2003.

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

Item 5. Other Information......................................................6

Item 6. Exhibits and Reports on Form 8-K.......................................6

                          PART I FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

                                                                            Page

FINANCIAL STATEMENTS

                                 Balance Sheet
                           for Hunno Technologies Inc

                                     ASSETS

                                                   June 30,             December 31,
                                                     2003                   2002
                                              -------------------     ------------------
                                                                         (Unaudited)

CURRENT ASSETS

          TOTAL CURRENT ASSETS                $                -      $               -
                                              -------------------     ------------------

           TOTAL ASSETS                       $                -      $               -
                                              ===================     ==================

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
     Accounts Payable                         $                -      $              283
                                              -------------------     ------------------
     Due to Officer                                        29,641                 24,704
                                              -------------------     ------------------

          TOTAL CURRENT LIABILITIES                        29,641                 24,987
                                              -------------------     ------------------

          TOTAL LIABILITIES                                29,641                 24,987
                                              -------------------     ------------------

STOCKHOLDERS' EQUITY (DEFICIT)
     Preferred Stock, $0.001 Par Value, Non-Voting,
          1,000,000 Shares Authorized,
          0 Shares Issued & Outstanding                        -                      -
     Common Stock, $0.001 Par Value, 50,000,000 Shares
          Authorized, 11,867,109 Shares Issued & Outstanding
          in 2003 and 12,024,102 Shares Issued & Outstanding
          in 2002                                          11,867                 12,024
     Additional Paid in Capital                         2,525,754              2,524,597
     Retained Earnings (Accumulated Deficit)           (2,567,262)            (2,561,608)
                                              -------------------     ------------------

          TOTAL STOCKHOLDERS' EQUITY (DEFICIT)            (29,641)               (24,987)
                                              -------------------     ------------------

           TOTAL LIABILITIES &
           STOCKHOLDERS' EQUITY (DEFICIT)     $                -      $               -
                                              ===================     ==================

                       See Notes to Financial Statements.

                                      F-1

                Statements of Operations and Accumulated Deficit
                           for Hunno Technologies Inc

                                          For the Three Months              For the Six Months Ended
                                     June 30, 2003     June 30, 2002     June 30, 2003     June 30, 2002

REVENUES                             $          -      $          -      $          -      $          -

OPERATING EXPENSES
     Officer Compensation                    1,000         1,125,000             1,000         1,125,000
     Consultants                                -            150,000                -            150,000
     Other Administrative                    4,655             3,502             4,655             7,909
                                     -------------     -------------     -------------     -------------

TOTAL OPERATING EXPENSES                     5,655         1,278,502             5,655         1,282,909
                                     -------------     -------------     -------------     -------------
NET INCOME (LOSS)                    $      (5,655)    $  (1,278,502)    $      (5,655)    $  (1,282,909)
                                     =============     =============     =============     =============

NET INCOME (LOSS) PER
COMMON SHARE
     Basic                           $       (0.00)    $       (0.18)    $       (0.00)    $       (0.36)
                                     =============     =============     =============     =============
     Diluted                         $       (0.00)    $       (0.18)    $       (0.00)    $       (0.36)
                                     =============     =============     =============     =============

SHARES USED IN COMPUTING
NET INCOME (LOSS) PER
COMMON SHARE
     Basic                              11,603,373         7,046,080        11,237,275         3,554,489
                                     =============     =============     =============     =============
     Diluted                            11,603,373         7,046,080        11,237,275         3,554,489
                                     =============     =============     =============     =============

                       See Notes to Financial Statements.

                                      F-2

                            Statements of Cash Flows
                           for Hunno Technologies Inc

                                                              For the Six Months
                                                                 Ended June 30,
                                                         2003                     2002
                                                   ------------------       ------------------

CASH FLOWS FROM OPERATING
ACTIVITIES:
     Net Income (Loss)                             $           (5,655)      $       (1,282,909)
     Adjustments to Reconcile Net Income
       (Loss) to Net Cash Used in
       Operating Activities
        Stock issued for compensation                           1,000                1,275,000
        Increase (Decrease) in Accounts Payable                  (282)                  (2,521)
                                                   ------------------       ------------------

             NET CASH USED IN (PROVIDED BY)
             OPERATING ACTIVITIES                              (4,937)                 (10,430)
                                                   ------------------       ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:

             NET CASH PROVIDED BY
             (USED IN) INVESTING ACTIVITIES                         0                        0
                                                   ------------------       ------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
     Advances from Officer                                      4,937                   10,430
                                                   ------------------       ------------------

             NET CASH PROVIDED BY
             FINANCING ACTIVITIES                               4,937                   10,430
                                                   ------------------       ------------------

NET INCREASE (DECREASE) IN CASH                                     0                        0

CASH, BEGINNING OF PERIOD                                           0                        0
                                                   ------------------       ------------------

CASH, END OF PERIOD                                $                0       $                0
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
                                                   ==================       ==================

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS

On April 24, 2003, the Board of Directors issued 9,500,000 shares of the
Company's common stock to the president as compensation. 8,500,000 shares replaced the shares cancelled with the Hunno Korea agreement, and an additional
1,000,000 shares were issued. The additional stock was valued at $0.001 per share.

                       See Notes to Financial Statements.

                                      F-3

                             HUNNO TECHNOLOGIES, INC
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       Basis of Presentation

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B of the
Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with Notes to Financial Statements contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended
June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

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

2.       Stock Transactions

         On April 24, 2003, the Board of Directors issued 9,500,000 shares of the Company's common stock to the president as compensation. 8,500,000 shares replaced the shares cancelled with the Hunno Korea agreement, and an additional
1,000,000 shares were issued. The additional stock was valued at $0.001 per share.

         There also was an adjustment of (1,156,993) to the number of outstanding shares of common stock as of December 31, 2002. This adjustment has an immaterial effect on  previous financial statements.  It has no effect on the loss per share for the March 31, 2003 Form 10-QSB and increases the loss per share for the December 31, 2002 Form 10-KSB by $(0.02).

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

During the three months ended June 30, 2003, our statement of operations reflects that we had no revenues from any business operations. Our balance sheet reflects no assets and only insignificant liabilities.

Liquidity and Capital Resources

At June 30, 2003, we had no assets and had only limited liabilities of $$29,641 which principally represents an amount due to our sole officer/director for advances made to pay our administrative expenses.

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

Item 4.   Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.   Other Information

Not applicable.

Item 6.   Exhibits

(a) Exhibits:

   Exhibit No.                            Document Description

      99.1 Certifications

(b) Form 8-K.

           On August 12, 2003, we filed an 8-K announcing the resignation of our auditors.

                                   SIGNATURES

In accordance with Section 12 or 15(d) of the Exchange Act, the Registrant has
caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hunno Technologies, Inc.

By: /s/ Marc Baker
        Marc Baker, President, CFO and Director

Dated: August 12, 2003

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

Date: August 12, 2003

/s/ Marc Baker
    Marc Baker
    Chief Executive Officer &
    Chief Finanical Officer