Form 10QSB
period 2003-09-30
ABAZIAS INC
filed 2003-10-31
CIK 1096208

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                  Form 10-QSB

                                   (Mark one)
        [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
              EXCHANGE ACT OF 1934

                 For the quarterly period ended: September 30, 2003

        [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
              EXCHANGE ACT OF 1934

          For the transition period from ____________ to _____________

                        Commission file number: 0-27565

                                  Abazias, Inc.
             (Exact name of registrant as specified in its charter)

                Delaware               0-23532          65-0636277
     (State or other jurisdiction    (Commission       (IRS Employer
           of incorporation)           File No.)      Identification No.)

                           1127 West University Avenue
                              Gainesville, FL 32601
               (Address of principal executive offices) (Zip Code)

                                  352-264-9940
                         (Registrant's telephone number)

                             HUNNO TECHNOLOGIES INC
                                  (Former Name)

             2700 North 29th Avenue, Suite 305, Hollywood, FL 33020
           (Former Address of principal executive offices) (Zip Code)

Check whether the issuer (1) filed all reports required to be filed by section
13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has
been subject to such filing requirements for the past 90 days.    Yes [X] No [ ]

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, $.001 par value
11,867,109 shares outstanding as of September 30, 2003.

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

Item 5. Other Information......................................................6

Item 6. Exhibits and Reports on Form 8-K.......................................6

                          PART I FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

                                                                            Page

FINANCIAL STATEMENTS

                                 Balance Sheet
                                for Abazias, Inc.
                      (formerly Hunno Technologies, Inc.)

                                     ASSETS

                                        September 30,      December 31,
                                           2003               2002
                                        -------------     -------------
                                         (Unaudited)

CURRENT ASSETS

          TOTAL CURRENT ASSETS          $          -      $          -
                                        -------------     -------------

           TOTAL ASSETS                 $          -      $          -
                                        =============     =============

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
     Accounts Payable                   $          -      $         283
     Due to Officer                            32,072            24,704
                                        -------------     -------------

          TOTAL CURRENT LIABILITIES            32,072            24,987
                                        -------------     -------------

          TOTAL LIABILITIES                    32,072            24,987
                                        -------------     -------------

STOCKHOLDERS' EQUITY (DEFICIT)
     Preferred Stock, $0.001 Par Value,
          Non-Voting, 1,000,000
          Shares Authorized,
          0 Shares Issued & Outstanding            -                 -
     Common Stock, $0.001 Par Value,
         150,000,000 Shares Authorized,
         11,867,109 Shares Issued &
         Outstanding at 2003 and
         50,000,000 Shares Authorized,
         12,024,102 Shares Issued &
         Outstanding at 2002                   11,867            12,024
     Additional Paid in Capital             2,525,754         2,524,597
     Retained Earnings
         (Accumulated Deficit)             (2,569,693)       (2,561,608)
                                        -------------     -------------

         TOTAL STOCKHOLDERS' EQUITY
         (DEFICIT)                            (32,072)          (24,987)
                                        -------------     -------------

           TOTAL LIABILITIES &
           STOCKHOLDERS' EQUITY
           (DEFICIT)                   $          -      $          -
                                        =============     =============

                       See Notes to Financial Statements.

                Statements of Operations and Accumulated Deficit
                                for Abazias, Inc.
                       (formerly Hunno Technologies, Inc.)

                                   For the Three Months                 For the Nine Months Ended
                           Sept. 30, 2003       Sept. 30, 2002     Sept. 30, 2003       Sept. 30, 2002
                                                   (Restated)                              (Restated)
                           -----------          -----------        -----------          -----------
REVENUES                   $        -           $        -         $        -           $        -

OPERATING EXPENSES
  Officer Compensation              -                    -                  -             1,125,000
  Consultants                       -                    -                  -               150,000
  Other Administrative          2,431                    -               8,085                7,909
                           -----------          -----------        -----------          -----------
   TOTAL OPERATING EXPENSES     2,431                    -               8,085            1,282,909
                           -----------          -----------        -----------          -----------

   NET INCOME  (LOSS)      $   (2,431)          $        -         $    (8,085)         $(1,282,909)
                           ===========          ============       ============         ============

NET INCOME (LOSS) PER
COMMON SHARE
     Basic                 $    (0.00)          $        -        $      (0.00)         $     (0.20)
                           ===========          ============       ============         ============
     Diluted               $    (0.00)          $        -        $      (0.00)         $     (0.20)
                           ===========          ============       ============         ============

SHARES USED IN COMPUTING
NET INCOME (LOSS) PER
COMMON SHARE
     Basic                 11,867,109             12,024,102         10,925,500           6,408,717
                          ===========           ============       ============         ============
     Diluted               11,867,109             12,024,102         10,925,500           6,408,717
                          ===========           ============       ============         ============

                       See Notes to Financial Statements.

                            Statements of Cash Flows
                                for Abazias, Inc.
                       (formerly Hunno Technologies, Inc.)

                                                  For the Nine Months
                                                   Ended September 30,
                                               2003              2002
                                            -----------       -----------
                                                               (Restated)

CASH FLOWS FROM OPERATING
ACTIVITIES:
     Net Income (Loss)                      $    (8,085)      $(1,282,909)
     Adjustments to Reconcile Net Income
       (Loss) to Net Cash Used in
       Operating Activities
        Stock issued for compensation             1,000         1,275,000
        Increase (Decrease) in Accounts Payable    (283)           (2,521)
                                            -----------       -----------

             NET CASH USED IN (PROVIDED BY)
             OPERATING ACTIVITIES                (7,368)          (10,430)
                                            -----------       -----------

CASH FLOWS FROM INVESTING
ACTIVITIES:

             NET CASH PROVIDED BY
             (USED IN) INVESTING ACTIVITIES           0                 0
                                            -----------       -----------

CASH FLOWS FROM FINANCING
ACTIVITIES:
     Advances from Officer                        7,368            10,430
                                            -----------       -----------

             NET CASH PROVIDED BY
             FINANCING ACTIVITIES                 7,368            10,430
                                            -----------       -----------

NET INCREASE (DECREASE) IN CASH                       0                 0

CASH, BEGINNING OF PERIOD                             0                 0
                                            -----------       -----------
CASH, END OF PERIOD                         $         0       $         0
                                            ===========       ===========

SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION
     Cash paid during the period for:
        Interest                            $         0       $         0
                                            ===========       ===========
        Income Taxes                        $         0       $         0
                                            ===========       ===========

                       See Notes to Financial Statements.

                                  ABAZIAS, INC.
                       (FORMERLY HUNNO TECHNOLOGIES, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       Basis of Presentation

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B of the
Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with Notes to Financial Statements contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

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

         On September 29, 2003, the Company increased its authorized shares of common stock from 50,000,000 shares to 150,000,000 shares.  The par value of
$.001 per share remained the same.

3.       Restated Financial Statements

             On July 22, 2002, the Company entered into an agreement (described in Form 8-K/A dated July 31, 2002) with Hunno Technologies, Inc. (Hunno), a
Korean corporation, whereby the Company issued 16,500,000 shares of its common stock in exchange for all of the outstanding shares of Hunno common stock, changed its name to Hunno Technologies, Inc. (from Skintek Labs, Inc.), cancelled 8,500,000 shares of its president's common stock, and have Hunno assume the Company's management and control.

                                  ABAZIAS, INC.
                       (FORMERLY HUNNO TECHNOLOGIES, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

            This agreement closed and became effective on July 31, 2002.  On
March 24, 2003, a release and settlement agreement was signed, whereby the
American and Korean parties agreed to treat the original agreement as if it never happened. The Koreans agreed to return all of their shares of the
Company's common stock, and the Korean officers and directors were replaced by the Company's former president.

            These financial statements have been prepared as if Hunno had never been involved with the Company. (See Notes to Financial Statements contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002 for a schedule of the divestiture.) The 8,500,000 cancelled shares of the president's common stock were reissued on April 24, 2003. In order not to distort these financial statements, the original cancellation of these shares is treated as if it never happened.

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

5.          Subsequent Events

         On October 3, 2003, the Company entered into a purchase agreement with
Abazias, Inc., a Nevada privately-held company, whereby the Company would purchase Abazias, Inc.'s 1,000,000 outstanding shares of common stock in exchange for 50,000,000 shares of the Company's common stock.

         On October 10, 2003, the Company entered into agreements with two consultants for services to be rendered and issued them 7,000,000 and 6,500,000 shares of common stock, respectively. On the same date, the Company issued their attorney 750,000 shares of common stock for future legal services. These stocks were registered on Form S-8 submitted on October 10, 2003.

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

Until October 3, 2002 our operations were limited to seeking new business opportunities. At September 30, 2003, we had no cash or other current assets.

On September 29, 2003, we changed our name to Abazias, Inc. and increased the number of authorized shares of common stock from 30,000,000 to 150,000,000

At closing of the agreement described below, the following were elected officers of Abazias, Inc.: Oscar Rodriguez, President and CEO, Jesus Diaz, Secretary and
CFO, and Aaron Taravella, CIO. All three were elected directors.

We issued 50,000,000 shares, constituting more than 50% of the issued and outstanding common stock on October 3, 2003.

The Common Stock Purchase Agreement (the "Agreement") was made and entered into as of the 3rd day of October, 2003, between Abazias, Inc., f/k/a Hunno
Technologies, Inc., a Delaware corporation ("Buyer" or "Hunno") and Abazias
Inc., an Nevada corporation ("Seller" or "Abazias").

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

During the three months ended September 30, 2003, our statement of operations reflects that we had no revenues from any business operations. Our balance sheet reflects no assets and only insignificant liabilities.

Liquidity and Capital Resources

At September 30, 2003, we had no assets and had only limited liabilities of
$32,072 which principally represents an amount due to our sole officer/director for advances made to pay our administrative expenses.

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

Item 3. Controls and Procedures

The Corporation maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities
Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, the Corporation's Chief Executive Officer and Chief Financial
Officer evaluated the effectiveness of the Corporation's disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, the Corporation's Chief Executive Officer and Chief
Financial Officer concluded that the Corporation's disclosure controls and procedures are effective as of the end of the period covered by this report.
There were no changes in the Corporation's internal control over financial reporting that occurred during the Corporation's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the
Corporation's internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

Not applicable.

Item 2.   Changes in Security

Not applicable.

Item 3.   Default Upon Senior Securities

Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.   Other Information

Not applicable.

Item 6.   Exhibits

(a) Exhibits:

   Exhibit No.                Document Description

      31.1              CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS
                        ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY
                        ACT OF 2002.

      32.1              CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS
                        ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY
                        ACT OF 2002

(b) Form 8-K.

      8-K               Current report, items 2 and 7         2003-08-21
      8-K/A             [Amend]Current report, item 4         2003-08-20
      8-K               Current report, item 4                2003-08-11

                                   SIGNATURES

In accordance with Section 12 or 15(d) of the Exchange Act, the Registrant has
caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Abazias, Inc.

By: /s/ Oscar Rodriguez
        Oscar Rodriguez, President and Director

By: /s/ Jesus Diaz
        Jesus Diaz, Principal Financial Officer
        and Principal Accounting Officer

Dated: October 30, 2003