Form 10KSB
period 2003-12-31
ABAZIAS INC
filed 2004-04-14
CIK 1096208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

[X]     Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2003

[     ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Abazias, Inc.
(Exact name of registrant as specified in its charter)

Florida	333-112167	65-0636277
(State or other jurisdiction of incorporation)	(Commission File No.)	(IRS Employer Identification No.)

1127 West University Avenue
Gainesville, FL 32601
(Address of principal executive offices) (Zip Code)

352-264-9940
(Registrant’s telephone number)

Hunno Technologies, Inc.2700North
29th Avenue, Suite 305, Hollywood, FL 33020
(Former name or former address, if changed since last report)

Securities Registered Pursuant to Section 12(b) of the Act: NONE

       Title of each class            Name of each exchange on which registered

Securities Registered Pursuant to Section 12(g) of the Act:

COMMON
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [   ] No Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X]

The issuer’s revenues for its most recent fiscal year was $ 1,674,163.

As of the date of this filing, the Company’s Common Stock is not trading on a national exchange. The number of shares outstanding of each of the issuer’s classes of common equity, as of  March 22, 2004 was 76,882,891 of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”).  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

FORWARD LOOKING STATEMENTS

        This Annual Report contains forward-looking statements about our business, financial condition and prospects that reflect our management’s assumptions and beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized.  If any of our assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, Winfield’s actual results may differ materially from those indicated by the forward-looking statements.

        The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand its customer base, managements’ ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

        There may be other risks and circumstances that management may be unable to predict.  When used in this Report, words such as,  “believes,”  “expects,” “intends,”  “plans,” “anticipates,”  “estimates” and similar expressions are intended to identify and qualify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.  However, the forward-looking statements contained herein are not covered by the safe harbors created by Section 21E of the Securities Exchange Act of 1934.

Table of Contents

PART I	4
ITEM 1. BUSINESS	4
Our poor financial condition means that you will be unable to determine whether we will become profitable
Our accountants have issued a going concern opinion	13
Because our planned growth is in part contingent upon receiving additional funding, you will be unable to
evaluate whether our business will be successful	14
Our officers and directors can exert control over matters requiring stockholder approval	14
Oscar Rodriguez is our Chief Executive Officer, Jesus Diaz is our Chief Financial Officer and Aaron Taravella
is our Chief Information Officer; if we lose their services, our revenues may be reduced	15
Because our common stock is considered a penny stock, our common stock is considered a high-risk investment
and is subject to restrictions on marketability; you may be unable to sell your shares	15
Certain Delaware corporation law provisions could prevent a potential takeover of us which could adversely
affect the market price of our common stock or deprive you of a premium over the market price	15
Shares eligible for future sales under Rule 144 if sold could reduce the market price of our shares	15
We expect our quarterly financial results to fluctuate which may lead to volatility in our stock price	16
As a result of seasonal fluctuations in our net sales, our quarterly results may fluctuate and could be below
expectations	17
Our failure to acquire diamonds and fine jewelry at commercially reasonable prices would result in higher
costs and lower net sales and damage our competitive position	17
Purchasers of diamonds and fine jewelry may not choose to shop online, which would prevent us from increasing
net sales	18
We face significant competition and may be unsuccessful in competing against current and future competitors	19
Our failure to meet customer expectations with respect to price would adversely affect our business and
results of operations	19
We rely exclusively on the sale of diamonds and fine jewelry for our net sales, and demand for these products
could decline	20
The success of our business may depend on our ability to successfully expand our product offerings	20
If our fulfillment operations are interrupted for any significant period of time, our business and results of
operations would be substantially harmed	21
We may fail to successfully expand our fulfillment capabilities, which would substantially harm our business
and results of operations	21
We rely on our suppliers and third-party carriers as part of our fulfillment process, and these third parties
may fail to adequately serve our customers	21
If we are unable to accurately manage our inventory of fine jewelry, our reputation and results of operations
could suffer	22
We face the risk of theft of our products from inventory or during shipment	22
If the single facility where substantially all of our computer and communications hardware is located fails,
our business, results of operations and financial condition would be harmed	22
Increased product returns and the failure to accurately predict product returns could substantially harm our
business and results of operations	23
If use of the Internet, particularly with respect to online commerce, does not continue to increase as rapidly
as we anticipate, our business will be harmed	23
Our net sales may be negatively affected if we are required to charge taxes on purchases	24
Government regulation of the Internet and e-commerce is evolving and unfavorable changes could substantially
harm our business and results of operations	24
Interruptions to our systems that impair customer access to our web site would damage our reputation and brand
and substantially harm our business and results of operations	25
Our failure to address risks associated with credit card fraud could damage our reputation and brand and may
cause our business and results of operations to suffer	25
ITEM 2. DESCRIPTION IOF PROPERTY	26
ITEM 3. LEGAL PROCEEDINGS	26
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	26
PART II	26
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS	26
ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	28
ITEM 7. FINANCIAL STATEMENTS	32
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	33
PART III	33
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE
EXCHANGE ACT	33
ITEM 10. EXECUTIVE COMPENSATION	34
ITEM 11. SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITY HOLDERS	35
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	35
ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K	36
Item 14. Controls and Procedures	36
Item 15. Principal Accountant Fees and Services	37

PART I

ITEM 1.  BUSINESS.

Background

We were incorporated under the name Biologistics, Inc. under the laws of Colorado on December 13, 1994, to engage in clinical consulting, contract packaging and labeling services. We never had any operations. On April 22, 1997, we merged into a subsidiary that was organized under the name Biologistics, Inc. under the laws of Delaware on March 19, 1997 and became a Delaware corporation. We organized PBI Acquisition Corp. as a wholly-owned subsidiary on March 31, 1999, and on the same date Performance Brands, which we operated as our former wholly-owned subsidiary, entered into a merger agreement with and was merged into PBI Acquisition Corp. resulting in PBI becoming our wholly-owned subsidiary. On May 12, 1999, we changed our name to Skintek Labs, Inc. or SKNT.

The purpose of the March 31, 1999 merger between SKNT and PBI was to enable SKNT to become an operating company. Since its incorporation on September 21, 1995 under the laws of Florida, PBI was engaged in the sale of products for skin fitness, self-tanning, sun protection and nutrition. PBI’s products were sold through direct mail, drug chains, mass market outlets, health food stores, gyms, and tanning, nail and hair salons, as well as private label sales. Our sole business and operations after the merger of PBI into SKNT in March 1999 was the business and operations of PBI.

We divested PBI, our wholly-owned subsidiary, pursuant to a Share Transfer Agreement dated as of April 30, 2001 under which we transferred all shares of PBI to Stacy Kaufman, our former president, director and control shareholder. Since then our operations had consisted of the following: We seek business opportunities throughout the United States to make acquisitions or enter into other business endeavors to the extent our limited assets and personnel will allow. Our business objective was to effect a merger, exchange of capital stock, asset acquisition or other business combination with an operating business that will have significant growth potential. On September 18, 2002, we changed our name to Hunno Technologies, Inc.

In October 2003 we acquired Abazias, Inc. and changed our name to Abazias, Inc.

Overview

We are an online retailer of high quality loose diamonds and fine jewelry settings for our diamonds. Our web site at www.abazias.com showcases over 60,000 diamonds, most of which are independently certified; and more than 100 styles of fine jewelry, including rings, wedding bands, earrings, necklaces, and bracelets.

We have developed an efficient online cost structure and a unique supply solution that eliminates traditional layers of diamond wholesalers and brokers, which allow us to purchase most of our product offerings at lower prices by avoiding mark-ups imposed by those intermediaries. Our supply solution enables us to purchase only those diamonds that our customers have ordered. As a result, we are able to minimize the costs associated with carrying diamond inventory and limit our risk of potential mark-downs.

The significant costs of diamonds and fine jewelry lead consumers to require substantial information and trusted guidance throughout their purchasing process. Our web site and extensively trained customer service representatives improve the traditional purchasing experience by providing education and detailed product information that enable our customers to objectively compare diamonds and fine jewelry products and make informed decisions. Our web site features interactive search functionality that allows our customers to quickly find the products that meet their exact needs from our broad selection of diamonds and fine jewelry.

At December 31, 2003, we had a deficit of $85,865. We had $73,332 of cash available as of April 1, 2004. We also had $10,812 of accounts receivable as of that date. Assuming we collect all receivables, we can continue operations for approximately 5 months. Thereafter, we will need to generate operating revenues or secure other funding on or before September 1st in the amount of $97,650 to remain operational until March 31, 2005. There are no preliminary or definitive agreements or understandings with any party for such financing. We cannot predict when, if ever, that will happen.

Because out business model involves the resale of diamonds and fine jewelry that we currently do not take physical position of our diamonds, our business model is significantly reliant upon maintaining the relationships with several wholesalers including but not limited to the extension of credit based on our past history with these wholesalers. In the event such credit is reduced, our distribution channels would be reduced or cut off this would significantly curtail our ability to function in our current format.

We currently deal on a regular basis with between 20 to 30 diamond and fine jewelry dealers who grant us credit. This credit varies between each dealer, from $0 to $100,000. In addition there are currently in the area of three to five dealers which extend no credit at all. With these dealers it is required that we either provide an independent form of credit or wire transfer before we are able to procure any inventory. However, our current business model requires payments from customers in advance. In the event that a customer decides to return an item, he is responsible for shipping and insuring it back to us. Once we receive the item and verify it’s condition we refund the customer by the same method he used to make payment. We then ship the item back to the dealer, in most cases we will require no refund since, we usually have the item extended to us on credit. If we have already made payment the dealer will usually refund us by bank wire transfer. Abazias extends a 10 ten day unconditional return policy to all it’s customers. We also offer on 80% value lifetime trade up policy on all diamond purchases.

As an online retailer, we do not incur most of the costs associated with operating brick and mortar retail stores. We have also created efficiencies in our supply chain through our supplier relationships, which eliminate multiple intermediaries from the traditional supply chain, including many jewelry manufacturers and several layers of diamond and jewelry wholesalers. This allows us to purchase diamonds at lower prices by eliminating the mark-ups typically imposed by these intermediaries. Our business model also avoiding much of the cost associated with carrying diamond inventory and minimizes the risk of potential inventory mark-downs. Unlike most other diamond retailers, we do not hold the diamonds we offer for sale in inventory until we receive customer orders. With limited exceptions, most of the diamonds we display are owned by our suppliers. Upon receipt of a customer order for a specific diamond, we purchase that diamond from our supplier, who generally ships it on our behalf in one business day.

We believe this model provides value to our customers, including the following:

• Detailed Information. We provide convenient access to extensive and consistent product information through our web site. We use this information to educate our customers on the general characteristics of diamonds and fine jewelry and the specific attributes of the items they are viewing

• Broad Selection. We offer our customers more than 60,000 high quality diamonds, the majority of which are independently certified by independent gemological laboratories such as GIA (Gemological Institute of America). These diamonds can be set in many styles including but limited to rings, earrings, and pendants. In addition, we offer a limited selection of fine jewelry. Our interactive search functionality allows our customers to efficiently sort through this broad selection.

• Ability to Customize. Our customers can customize their diamond jewelry purchases by selecting individual diamonds to be set in their choice of ring, earring or pendant settings.

• Lower Pricing. We are able to offer our customers significantly lower prices than traditional jewelry retailers primarily by eliminating any inventory and associated maintenance costs. Because of our relationship within the diamond supply chain we have established an efficient price structure which has created incentives for our suppliers to provide us with advantageous prices.

• Knowledgeable Customer Support. Our extensively trained customer service staff is available to provide assistance to our customers throughout the purchase process, creating a customer experience that instills trust and helps customers make informed purchasing decisions. Unlike many traditional retailers, we currently do not compensate our staff on a commission-based system.

• Life time trade-up policy. We have a lifetime trade up policy which provides a guaranteed trade up of 80% of the price of the original diamond purchase. This provides our customers with the ability and incentive to become and remain our customers for many years to come. This affords our customers an option that many of our competitors will not extend to them.

• Free Shipping and 10-day Return Guarantee. We provide free shipping on many of our products. Substantially all diamond engagement rings are delivered by priority overnight delivery. Orders for in-stock, non-customized jewelry that are placed by 3:00 p.m. Eastern time are generally shipped the same day. Deliveries of customized diamond jewelry products typically take no more than 2 weeks. For most items, we offer our customers an unconditional 10-day return policy.

Merchandising

Our merchandise consists of high quality diamonds and fine jewelry, with a particular focus on engagement diamonds and settings. Our online business model, combined with the strength of our supplier relationships, enables us to pursue a dynamic merchandising strategy. Our diamond supplier relationships allow us to display suppliers’ diamond inventories on our web site for purchase without holding the diamonds in our inventory until the products are ordered by customers. Our agreements with suppliers in some cases provide for certain diamonds to be offered online to consumers only through our web site.

Diamonds represent the most significant component of our product offerings. While we currently offer over 60,000 most of which are independently certified diamonds, we limit our diamond offerings to those possessing characteristics associated with high quality merchandise. Accordingly, we offer diamonds with the following characteristics:

• Shape. Round, princess, emerald, oval, heart, pear, radiant, asscher and marquise.

• Cut. Ranging from “Ideal” for diamond cuts that fall within strict mathematical proportions to “Fair” for diamond cuts that maximize the weight of the original stone at the expense of optimal light reflection.

• Color Grades. Ranging from “D” for no detectable color tone to “J” for nearly undetectable traces of color to the untrained eye.

• Clarity. Ranging from “FL” for flawless clarity to “I1” for some visible inclusions or flaws.

• Carat Weight. Generally ranging from approximately 0.25 to 10 carats.

Customers may purchase customized diamond jewelry by selecting a diamond and then choosing from a variety of ring, earring and pendant settings that are designed to match the shape of each individual diamond. The customized product is then assembled and delivered to the customer, typically within four business days.

We offer a broad range of fine jewelry products to complement our selection of high quality customized diamond jewelry. Our selection includes diamond, platinum, and gold jewelry. Our fine jewelry assortment includes rings, wedding bands, earrings, necklaces, pendants, and bracelets. We focus on selected classic and contemporary designs, which we believe maximizes our customer base. We currently have relationships with approximately five fine jewelry suppliers from which we source our jewelry.

Marketing

Our primary target market is 25 to 45 year-old men, who represent the largest segment of our customer base. We believe these consumers generally seek high quality diamonds and fine jewelry from a trusted source in a non-intimidating environment, where information, guidance, reputation, convenience and value are important characteristics.

Our marketing and advertising efforts include online and offline initiatives which primarily consist of the following:

Portal and Targeted Web Site Advertising. A primary vehicle for our online advertising is the placement of banner advertisements and optimized search results on web sites with high traffic volumes. We currently maintain advertising relationships with AOL, Google, MSN, Overture and Yahoo. In addition, we advertise on sites that appeal to our target customer base and networks that distribute our banner advertisements to multiple web sites.

Direct Marketing. We utilize an electronic direct marketing program to encourage repeat purchases and customer retention, generate referral business and provide access to increasing numbers of prospective customers. Once a customer has completed a purchase, we focus on establishing a continuing relationship with that customer in order to encourage repeat purchases. To acquire new customers, we leverage our relationships with existing customers by encouraging them to refer friends and family to our.

Customer Service and Support

A key element of our sales strategy is our ability to provide a high level of customer service and support. We augment our online information resources with knowledgeable, highly trained support staff to give customers confidence in their purchases. Our commitment to customers is reflected in both the high service levels provided by our extensively trained customer service associates, as well as in our guarantees and policies.

Our top priority is to provide, on a timely basis, the personalized customer service that fine jewelry customers require. Our customer service staff answers approximately 85% of all calls to our call center within 10 seconds during normal business hours. They are available to provide assistance via e-mail and telephone five days a week, from 10:00 a.m. to 6 p.m. Eastern time. Although this schedule accommodates almost all of our call volume, we monitor after-hours calls to determine if service hours need to be extended. Our customer service associates are trained to provide guidance on all steps in the process of buying diamonds and fine jewelry, including, among other things, the process for selecting an appropriate item, the purchase of that item, financing and payment alternatives and shipping services.

We prominently display all of our guarantees and policies on our web site to create an environment that is intended to instill confidence in our. These include policies relating to privacy, security, product availability, pricing, shipping, refunds, exchanges and special orders.

Fulfillment Operations

Our fulfillment operations strategy is designed to enhance value for our customers by fulfilling orders quickly, securely and accurately. Our fulfillment center has restricted access and security controls and has been designed for the prompt receipt, storage and shipment of our products.

When an order for a customized diamond jewelry setting is received, the third-party supplier who holds the diamond in inventory generally ships it to us within one business day. Upon receipt, the merchandise is sent to assembly for setting and sizing, which is performed by our independent jewelers with whom we maintain ongoing relationships.

Prompt and secure delivery of our products is a high priority, and we ship nearly all diamond and fine jewelry products via nationally recognized carriers. Loose diamonds may be shipped by us or directly by our suppliers to our customers. All shipments of products are fully insured by a third party in case of loss or theft. Customer orders are typically delivered within one to six business days, depending on product availability, price point, shipping method and whether the orders require customization.

For most of our products, we offer an unconditional 10-day return policy, under which customers desiring to return a product receive return authorization by calling our customer service center. Returned products are treated as merchandise receipts and are subject to the same inventory accountability and security steps described above.

Technology and Systems

We have implemented our inventory, merchandising, order processing and fulfillment, customer interaction and financial reporting systems using a combination of proprietary and licensed technologies. We focus our internal development efforts on creating and enhancing the features and functionality of our web site and order processing and fulfillment systems to deliver a high quality customer experience.

Our web site, and in particular our interactive search, are based on internally developed proprietary technology. Our interactive search functionality allows customers to choose a diamond based on price and characteristics such as shape, cut, color, clarity, and carat size. Our web site uses secure encryption technology to send and receive financial information to prevent unauthorized parties from intercepting such information.

We have internally developed critical software systems, including our call center systems and vendor extranet. The inventory management systems that we have developed on our vendor extranet include regularly scheduled data communications between us and our key diamond suppliers. These communications enable us to accurately track individual diamonds located at our suppliers for efficient delivery.

We license third-party information technology systems for our financial reporting, inventory, order fulfillment and merchandising. We use redundant Internet carriers to minimize downtime. Our systems are monitored continuously using third-party software and an on-call team is staffed to respond to any emergencies in the technology infrastructure.

Seasonality

Our business has been highly seasonal, reflecting the retail industry’s general pattern of peak sales in late November and December during the holiday shopping season. The fourth quarter of 2003 accounted for approximately 35% our net sales In anticipation of increased sales activity during the fourth quarter, we incur additional expenses, including customer support and jewelry assembly costs. In addition, we make merchandising and inventory decisions for the holiday season well in advance. We also have experienced relatively higher net sales in February and May relating to Valentine’s Day and Mother’s Day. Due to the seasonality of our sales, our quarterly results will fluctuate, perhaps significantly.

Competition

The diamond and fine jewelry retail market is intensely competitive and highly fragmented. Our primary competition comes from online and offline retailers that offer products within the higher value segment of the jewelry market. In the future, we may also compete with other retailers that move into the higher value jewelry segment. Current or potential competitors include the following:

• independent jewelry stores;

•  retail jewelry store chains;

•  other online retailers that sell jewelry;

•  department stores, chain stores and mass retailers;

•  online auction sites;

•  catalog and television shopping retailers; and

• Discount superstores and wholesale clubs.

In addition to these competitors, we may face competition from suppliers of our products that decide to sell directly to our customers, either through physical retail outlets or through an online store.

We believe that the principal competitive factors in our market are product selection and quality, price, customer service and support, brand recognition, reputation, reliability and trust, web site features and functionality, convenience and delivery performance. We believe that we compete favorably in the market for diamonds and fine jewelry by offering detailed product information, broad product selection, the ability to customize jewelry, lower pricing and knowledgeable customer support to our customers. Intellectual Property

We rely on technologies that we license from third parties. These licenses may not continue to be available to us on commercially reasonable terms in the future. As a result, we may be required to obtain substitute technologies of lower quality or at greater cost, which could materially adversely affect our business, results of operations and financial condition.

Third parties may assert that our business or the technologies we use infringe upon their rights. We cannot predict whether any such assertions or any claims based on such assertions will harm our business or results of operations. We expect that participants in our market will be increasingly subject to infringement claims as the number of competitors in our industry grows. Any such claim, with or without merit, could be time-consuming, result in costly litigation, cause service upgrade delays or require us to enter into burdensome royalty or licensing agreements.

Government Regulation

We are not currently subject to direct federal, state or local regulation other than regulations applicable to businesses generally or directly applicable to retailing or online commerce. However, as the Internet becomes increasingly popular, it is possible that a number of laws and regulations may be adopted with respect to the Internet. These laws may cover issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Further, the growth of online commerce may prompt calls for more stringent consumer protection laws. Several states have proposed legislation to limit the uses of personal user information gathered online or require online companies to establish privacy policies. The Federal Trade Commission has also initiated action against at least one online company regarding the manner in which personal information is collected from users and provided to third parties. We do not currently provide individual personal information regarding our users to third parties. However, the adoption of additional privacy or consumer protection laws could create uncertainty in Internet usage and reduce the demand for our products and services.

We are not certain how our business may be affected by the application of existing laws governing issues such as property ownership, copyrights, encryption and other intellectual property issues, taxation, libel, obscenity, qualification to do business and export or import matters. The vast majority of these laws were adopted prior to the advent of the Internet. As a result, they do not contemplate or address the unique issues of the Internet and related technologies. Changes in laws intended to address these issues could create uncertainty for those conducting online commerce. This uncertainty could reduce demand for our products and services or increase the cost of doing business as a result of litigation costs or increased fulfillment costs.

In addition, because our products and services are available over the Internet in multiple states, certain states may claim that we are required to qualify to do business in such state. Currently, we are qualified to do business only in the States of Nevada and Florida. Our failure to qualify to do business in a jurisdiction where we are required to do so could subject us to taxes and penalties. It could also hamper our ability to enforce contracts in these jurisdictions. The application of laws or regulations from jurisdictions whose laws do not currently apply to our business could harm our business and results of operations.

Employees

As of December 31, 2003, we employ directly or indirectly approximately 10 individuals, half of which are on a full-time basis. The employee make up breaks down as follows: 2 are management, 2 are consultants, 2 are IT, and 4 are sales.

Our employees are not party to any collective bargaining agreement, and we have never experienced an organized work stoppage. We believe our relations with our employees are good.

Legal Proceedings

From time to time, we may be involved in litigation relating to claims rising out of our ordinary course of business. As of March 1, 2004, we were not a party to any material legal proceedings.

RISK FACTORS

Our poor financial condition means that you will be unable to determine whether we will become profitable. Our accountants have issued a going concern opinion.

At December 31, 2003, we had a deficit of $85,865. We had $73,332 of cash available as of April 1, 2004. We also had $10,812 of accounts receivable as of that date. Assuming we collect all receivables, we can continue operations for approximately 5 months. Thereafter, we will need to generate operating revenues or secure other funding on or before September 1st in the amount of $97,650 to remain operational until March 31, 2005. There are no preliminary or definitive agreements or understandings with any party for such financing. We cannot predict when, if ever, that will happen.

Our ability to continue as a going concern is dependent on our ability to raise funds and generate revenues to implement our planned development; however we may not be able to raise sufficient funds or generate revenues to do so. Our independent auditors have indicated that here is substantial doubt about our ability to continue as a going concern over the next twelve months. Our poor financial condition could inhibit our ability to achieve our business plan, because we are currently operating at a substantial loss with no operating history and revenues, an investor cannot determine if we will ever become profitable.

Because our planned growth is in part contingent upon receiving additional funding, you will be unable to evaluate whether our business will be successful.

Our business development is contingent upon raising debt or equity funding and generating revenues. We have no sources of funding identified. You must consider the risks, difficulties, delays and expenses frequently encountered by development stage companies in our business, which have little or no operating history, including whether we will be able to overcome the following challenges:

• Inability to raise funds necessary to operate for the next 12 months or thereafter
•  Advertising and marketing costs that may exceed our current estimates
•  Unanticipated development expenses
• Our ability to generate sufficient revenues to offset the substantial costs of operating our business

Because significant up-front expenses, including advertising, sales, and other expenses are required to develop our business, we anticipate that we may incur losses until revenues are sufficient to cover our operating costs. Future losses are likely before our operations become profitable. As a result of our lack of operating history, you will have no basis upon which to accurately forecast our:

• Total assets, liabilities, and equity • Total revenues • Gross and operating margins • Labor costs

Accordingly, the proposed business plans described in this registration statement may not either materialize or prove successful and we may never be profitable. Also, you have no basis upon which to judge our ability to develop our business and you will be unable to forecast our future growth.

Our officers and directors can exert control over matters requiring stockholder approval.

Our officers and directors beneficially own approximately 65% of our outstanding common stock. These individuals will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying, deterring or preventing a change in control and may make some transactions more difficult or impossible without the support of these stockholders.

Oscar Rodriguez is our Chief Executive Officer, Jesus Diaz is our Chief Financial Officer and Aaron Taravella is our Chief Information Officer; if we lose their services, our revenues may be reduced.

Oscar Rodriguez is our Chief Executive Officer, Jesus Diaz is our Chief Financial Officer and Aaron Taravella is our Chief Information Officer and are managing our business. The success of our business is dependent upon the expertise of Oscar Rodriguez, Jesus Diaz and Aaron Taravella. Because Oscar Rodriguez, Jesus Diaz and Aaron Taravella are essential to our operations, we must rely on their management decisions. We have not entered into any agreement with Oscar Rodriguez, Jesus Diaz and Aaron Taravella that would prevent them from ceasing to provide services to our company, nor have we obtained any key man life insurance relating to them. If we lose their services, we may not be able to find management with comparable experience. As a result, the loss of their services could reduce our revenues.

Because our common stock is considered a penny stock, our common stock is considered a high-risk investment and is subject to restrictions on marketability; you may be unable to sell your shares.

We are subject to the penny stock rules adopted by the Securities and Exchange Commission that require brokers to provide extensive disclosure to its customers prior to executing trades in penny stocks. These disclosure requirements may cause a reduction in the trading activity of our common stock, which in all likelihood would make it difficult for our shareholders to sell their securities. For additional details concerning the disclosure requirements under the penny stock rules, see the section entitled Penny Stock Considerations below.

Certain Delaware corporation law provisions could prevent a potential takeover of us which could adversely affect the market price of our common stock or deprive you of a premium over the market price.

We are incorporated in the State of Delaware. Certain provisions of Delaware corporation law could adversely affect the market price of our common stock. Because Delaware corporation law requires board approval of a transaction involving a change in our control, it would be more difficult for someone to acquire control of us. Delaware corporate law also discourages proxy contests making it more difficult for you and other shareholders to elect directors other than the candidate or candidates nominated by our board of directors. Our articles of incorporation and by-laws contain no similar provisions.

Shares eligible for future sales under Rule 144 if sold could reduce the market price of our shares.

There are 26,882,891 shares of our common stock held by non-affiliates and 50,000,000 shares of our common stock held by affiliates that Rule 144 of the Securities Act of 1933 defines as restricted securities. No shares have been sold pursuant to Rule 144 of the Securities Act of 1933. Of the shares owned by non-affiliates, all were sold more than two years ago or were registered on Form S-8 and thus may be transferred free of any restrictions.

In general, under Rule 144 as currently in effect, any of our affiliates and any person or persons whose sales are aggregated who has beneficially owned his or her restricted shares for at least one year, may be entitled to sell in the open market within any three-month period a number of shares of common stock that does not exceed 1% of the then outstanding shares of our common stock. Trading volume in the common stock during the four calendar weeks preceding such sale. Sales under Rule 144 are also affected by limitations on manner of sale, notice requirements, and availability of current public information about us. Non-affiliates who have held their restricted shares for two years may be entitled to sell their shares under Rule 144 without regard to any of the above limitations, provided they have not been affiliates for the year preceding such sale.

As a result of the provisions of Rule 144, all of the restricted securities held by affiliates are available for sale in a public market, subject to the provisions of Rule 144. The availability for sale of substantial amounts of common stock under Rule 144 could reduce prevailing market prices for our securities.

We expect our quarterly financial results to fluctuate which may lead to volatility in our stock price.

                  We expect our net sales and operating results to vary significantly from quarter to quarter due to a number of factors, including changes in:

• demand for our products;

•  our ability to attract visitors to our web site and convert those visitors into customers;

• our ability to retain existing customers or encourage repeat purchases;

•  our ability to manage our product mix and inventory;

•  consumer tastes and preferences for diamonds and fine jewelry;

•  our ability to manage our fulfillment operations;

•  general economic conditions;

•  advertising and other marketing costs;

•  the costs to acquire diamonds and precious metals;

• our, or our competitors', pricing and marketing strategies;

• conditions or trends in the diamond and fine jewelry industry; • conditions or trends in the Internet and e-commerce industry; and

• costs of expanding or enhancing our technology or web site.

                  As a result of the variability of these and other factors, our operating results in future quarters may be below the expectations of public market analysts and investors. In this event, the price of our common stock may decline.

As a result of seasonal fluctuations in our net sales, our quarterly results may fluctuate and could be below expectations.

                  We have experienced and expect to continue to experience seasonal fluctuations in our net sales. In particular, a disproportionate amount of our net sales has been realized during the fourth quarter as a result of the December holiday season, and we expect this seasonality to continue in the future. About 35% of our sales of 2003 were generated in the fourth quarter. In anticipation of increased sales activity during the fourth quarter, we may incur significant additional expenses, including higher inventory of jewelry and additional staffing in our fulfillment and customer support operations. If we were to experience lower than expected net sales during any future fourth quarter, it would have a disproportionately large impact on our operating results and financial condition for that year. We also experience considerable fluctuations in net sales in periods preceding other special annual occasions such as Valentine’s Day and Mother’s Day. In the future, our seasonal sales patterns may become more pronounced, may strain our personnel and fulfillment activities and may cause a shortfall in net sales as compared to expenses in a given period, which would substantially harm our business and results of operations.

Our failure to acquire diamonds and fine jewelry at commercially reasonable prices would result in higher costs and lower net sales and damage our competitive position.

                  If we are unable to acquire diamonds and fine jewelry at commercially reasonable prices, our costs may exceed our forecasts, our gross margins and operating results may suffer and our competitive position could be damaged. The success of our business model depends, in part, on our ability to offer prices to customers that are significantly below those of traditional jewelry retailers. A significant portion of the world’s supply of rough diamonds is controlled by a small number of diamond mining firms. As a result, any decisions made to restrict the supply of rough diamonds by these firms to our suppliers could substantially impair our ability to acquire diamonds at commercially reasonable prices, if at all. We do not currently have any direct supply relationship with these firms nor do we expect to enter into any such relationship in the foreseeable future. Our ability to acquire diamonds and fine jewelry is also substantially dependent on our relationships with various suppliers. Our inability to maintain and expand these and other future diamond and fine jewelry supply relationships on commercially reasonable terms or the inability of our current and future suppliers to maintain arrangements for the supply of products sold to us on commercially reasonable terms would substantially harm our business and results of operations.

                  Suppliers and manufacturers of diamonds as well as retailers of diamonds and diamond jewelry have vertically integrated and we expect will continue to vertically integrate their operations either by developing retail channels for the products they manufacture or acquiring sources of supply, including, without limitation, diamond mining operations for the products that they sell. To the extent such vertical integration efforts are successful, some of the fragmentation in the existing diamond supply chain could be eliminated and our ability to obtain an adequate supply of diamonds and fine jewelry from multiple sources could be limited.

Purchasers of diamonds and fine jewelry may not choose to shop online, which would prevent us from increasing net sales.

                  The online market for diamonds and fine jewelry is significantly less developed than the online market for books, music, toys and other consumer products. If this market does not gain widespread acceptance, our business may suffer. Our success will depend in part on our ability to attract consumers who have historically purchased diamonds and fine jewelry through traditional retailers. Furthermore, we may have to incur significantly higher and more sustained advertising and promotional expenditures or price our products more competitively than we currently anticipate in order to attract additional online consumers to our web site and convert them into purchasing customers. Specific factors that could prevent consumers from purchasing diamonds and fine jewelry from us include:

• concerns about buying luxury products such as diamonds and fine jewelry without a physical storefront, face-to-face interaction with sales personnel and the ability to physically handle and examine products;

  •  delivery time associated with Internet orders;

  •  product offerings that do not reflect consumer tastes and preferences;

  •  pricing that does not meet consumer expectations;

  • concerns about the security of online transactions and the privacy of personal information;

  •  delayed shipments or shipments of incorrect or damaged products; and

• inconvenience associated with returning or exchanging purchased items.

We face significant competition and may be unsuccessful in competing against current and future competitors.

                  The retail jewelry industry is intensely competitive, and we expect competition in the sale of diamonds and fine jewelry to increase and intensify in the future. Increased competition may result in price pressure, reduced gross margins and loss of market share, any of which could substantially harm our business and results of operations. Current and potential competitors include:

• independent jewelry stores;

  •  retail jewelry store chains;

  •  other online retailers that sell jewelry;

  •  department stores, chain stores and mass retailers;

  •  catalog and television shopping retailers;

  •  discount superstores and wholesale clubs; and

• online auction sites.

        Many of our current and potential competitors have advantages over us, including longer operating histories, greater brand recognition, existing customer and supplier relationships, and significantly greater financial, marketingand other resources. In addition, traditional store-based retailers offer consumers the ability to physically handle and examine products in a manner that is not possible over the Internet as well as a more convenient means of returning and exchanging purchased products.

                  Some of our competitors seeking to establish an online presence may be able to devote substantially more resources to web site systems development and exert more leverage over the supply chain for diamonds and fine jewelry than we can. In addition, larger, more established and better capitalized entities may acquire, invest or partner with traditional and online competitors as use of the Internet and other online services increases. Our online competitors can duplicate many of the products, services and content we offer, which could harm our business and results of operations.

Our failure to meet customer expectations with respect to price would adversely affect our business and results of operations.

                  Demand for our products has been highly sensitive to pricing changes. Changes in our pricing strategies have had and may continue to have a significant impact on our net sales, gross margins and net income. If we fail to meet customer expectations with respect to price in any given period, our business and results of operations would suffer.

We rely exclusively on the sale of diamonds and fine jewelry for our net sales, and demand for these products could decline.

                  Luxury products, such as diamonds and fine jewelry, are discretionary purchases for consumers. The volume and dollar value of such purchases may significantly decrease during economic downturns. The success of our business depends in part on macroeconomic factors such as employment levels, salary levels, tax rates and credit availability, all of which affect consumer spending and disposable income. Any reduction in consumer spending or disposable income may affect us more significantly than companies in other industries.

                  Our net sales and results of operations are highly dependent on the demand for diamonds and diamond jewelry, particularly engagement rings. Should prevailing consumer tastes for diamonds decline or customs with respect to engagement shift away from the presentation of diamond jewelry, demand for our products would decline and our business and results of operations would be substantially harmed.

                  The significant cost of diamonds results in large part from their scarcity. From time to time, attempts have been made to develop and market synthetic stones and gems to compete in the market for diamonds and diamond jewelry. We expect such efforts to continue in the future. If any such efforts are successful in creating widespread demand for alternative diamond products, demand and price levels for our products would decline and our business and results of operations would be substantially harmed.

                  In recent years, increasing attention has been focused on “conflict” diamonds, which are diamonds extracted from war-torn regions in Africa and sold by rebel forces to fund insurrection. Diamonds are, in some cases, also believed to be used to fund terrorist activities in some regions. Although we believe that the suppliers from whom we purchase our diamonds seek to exclude such diamonds from their inventories, we cannot independently verify whether any diamond we offer was extracted from these regions. Current efforts to increase consumer awareness of this issue and encourage legislative response could adversely affect consumer demand for diamonds.

                  Our jewelry offerings must reflect the tastes and preferences of a wide range of consumers whose preferences may change regularly. Our strategy has been to offer primarily what we consider to be classic styles of fine jewelry, but there can be no assurance that these styles will continue to be popular with consumers in the future. If the styles we offer become less popular with consumers and we are not able to adjust our inventory in a timely manner, our net sales may decline or fail to meet expected levels.

The success of our business may depend on our ability to successfully expand our product offerings.

                  Our ability to significantly increase our net sales and maintain and increase our profitability may depend on our ability to successfully expand our product lines beyond our current offerings. If we offer a new product category that is not accepted by consumers, the our reputation could be adversely affected, our net sales may fall short of expectations and we may incur substantial expenses that are not offset by increased net sales. Expansion of our product lines may also strain our management and operational resources.

If our fulfillment operations are interrupted for any significant period of time, our business and results of operations would be substantially harmed.

                  Our success depends on our ability to successfully receive and fulfill orders and to promptly and securely deliver our products to our customers. Our inventory management, jewelry assembly, packaging, labeling and product return processes are performed in a single fulfillment center. This facility is susceptible to damage or interruption from human error, fire, flood, power loss, telecommunications failure, terrorist attacks, acts of war, break-ins, earthquake and similar events. We do not currently maintain back-up power systems at our fulfillment center. We do not presently have a formal disaster recovery plan or business interruption. We may transfer our fulfillment operations to a larger fulfillment center in the future. Any interruptions in our fulfillment center operations for any significant period of time, including interruptions resulting from the transfer to a new facility, could damage our reputation and brand and substantially harm our business and results of operations.

We may fail to successfully expand our fulfillment capabilities, which would substantially harm our business and results of operations.

                  We currently provide, through a single fulfillment center, our own order fulfillment services for substantially all products we sell. If we fail to quickly and efficiently fill customer orders, our operating results may suffer. We believe that increased demand and other considerations will require us to significantly expand our fulfillment capabilities and facilities in the near future. Our need to rapidly adapt and expand our fulfillment capabilities is particularly acute during the fourth quarter. If we do not successfully expand our fulfillment capabilities to accommodate increases in demand, we may not be able to substantially increase our net sales. Our efforts at expanding our fulfillment capabilities may cause disruptions in other areas of our business which could substantially harm our business and results of operations.

We rely on our suppliers and third-party carriers as part of our fulfillment process, and these third parties may fail to adequately serve our customers.

                  In general, we rely on our suppliers to promptly ship us diamonds ordered by our customers. Any failure by our suppliers to sell and ship such products to us in a timely manner will have an adverse effect on our ability to fulfill customer orders and harm our business and results of operations. Our suppliers, in turn, rely on third-party carriers to ship diamonds to us, and in some cases, directly to our customers. We also rely on third-party carriers for product shipments to our customers. We and our suppliers are therefore subject to the risks, including employee strikes and inclement weather, associated with such carriers’ abilities to provide delivery services to meet our and our suppliers’ shipping needs. Our suppliers’ and third-party carriers’ failure to deliver products to us or our customers in a timely manner or to otherwise adequately serve our customers would damage our reputation and brand and substantially harm our business and results of operations.

If we are unable to accurately manage our inventory of fine jewelry, our reputation and results of operations could suffer.

                  Except for loose diamonds, substantially all of the fine jewelry we sell is from our physical inventory. Changes in consumer tastes for these products subject us to significant inventory risks. The demand for specific products can change between the time we order an item and the date we receive it. If we under-stock one or more of our products, we may not be able to obtain additional units in a timely manner on terms favorable to us, if at all, which would damage our reputation and substantially harm our business and results of operations. In addition, if demand for our products increases over time, we may be forced to increase inventory levels. If one or more of our products does not achieve widespread consumer acceptance, we may be required to take significant inventory markdowns, or may not be able to sell the product at all, which would substantially harm our results of operations.

We face the risk of theft of our products from inventory or during shipment.

                  We may experience theft of our products while they are being held in our fulfillment center or during the course of shipment to our customers by third-party shipping carriers. We have taken steps to prevent such theft and maintain insurance to cover losses resulting from theft. However, if security measures fail, losses exceed our insurance coverage or we are not able to maintain insurance at a reasonable cost, we could incur significant losses from theft, which would substantially harm our business and results of operations.

If the single facility where substantially all of our computer and communications hardware is located fails, our business, results of operations and financial condition would be harmed.

                  Our ability to successfully receive and fulfill orders and to provide high quality customer service depends in part on the efficient and uninterrupted operation of our computer and communications systems. Substantially all of the computer hardware necessary to operate our web site is located at a single leased facility. Our systems and operations are vulnerable to damage or interruption from human error, fire, flood, power loss, telecommunications failure, terrorist attacks, acts of war, break-ins, earthquake and similar events. We do not presently have redundant systems in multiple locations or a formal disaster recovery plan, and our business interruption insurance may be insufficient to compensate us for losses that may occur. In addition, our servers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays, loss of critical data, the inability to accept and fulfill customer orders or the unauthorized disclosure of confidential customer data. The occurrence of any of the foregoing risks could substantially harm our business and results of operations.

Increased product returns and the failure to accurately predict product returns could substantially harm our business and results of operations.

                  We offer our customers an unconditional 10-day return policy that allows our customers to return most products if they are not satisfied for any reason. We make allowances for product returns in our financial statements based on historical return rates. Actual merchandise returns are difficult to predict and may significantly exceed our allowances. Any significant increase in merchandise returns above our allowances would substantially harm our business and results of operations.

If use of the Internet, particularly with respect to online commerce, does not continue to increase as rapidly as we anticipate, our business will be harmed.

                  Our future net sales and profits are substantially dependent upon the continued use of the Internet as an effective medium of business and communication by our target customers. Internet use may not continue to develop at historical rates and consumers may not continue to use the Internet and other online services as a medium for commerce. Highly publicized failures by some online retailers to meet consumer demands could result in consumer reluctance to adopt the Internet as a means for commerce, and thereby damage our reputation and brand and substantially harm our business and results of operations.

                  In addition, the Internet may not be accepted as a viable long-term commercial marketplace for a number of reasons, including:

• actual or perceived lack of security of information or privacy protection;

  • possible disruptions, computer viruses or other damage to the Internet servers or to users’ computers; and

• excessive governmental regulation.

                  Our success will depend, in large part, upon third parties maintaining the Internet infrastructure to provide a reliable network backbone with the speed, data capacity, security and hardware necessary for reliable Internet access and services. Our business, which relies on a contextually rich web site that requires the transmission of substantial data, is also significantly dependent upon the availability and adoption of broadband Internet access and other high speed Internet connectivity technologies.

Our net sales may be negatively affected if we are required to charge taxes on purchases.

                  We do not collect or have imposed upon us sales or other taxes related to the products we sell, except for certain corporate level taxes and sales taxes with respect to purchases by customers located in the State of Florida. However, one or more states or foreign countries may seek to impose sales or other tax collection obligations on us in the future. A successful assertion by one or more states or foreign countries that we should be collecting sales or other taxes on the sale of our products could result in substantial tax liabilities for past sales, discourage customers from purchasing products from us, decrease our ability to compete with traditional retailers or otherwise substantially harm our business and results of operations.

                  Currently, decisions of the U.S. Supreme Court restrict the imposition of obligations to collect state and local sales and use taxes with respect to sales made over the Internet. However, implementation of the restrictions imposed by these Supreme Court decisions is subject to interpretation by state and local taxing authorities. While we believe that these Supreme Court decisions currently restrict state and local taxing authorities outside the State of Washington from requiring us to collect sales and use taxes from purchasers located within their jurisdictions, taxing authorities outside the State of Washington could disagree with our interpretation of these decisions. Moreover, a number of states, as well as the U.S. Congress, have been considering various initiatives that could limit or supercede the Supreme Court’s position regarding sales and use taxes on Internet sales. If any state or local taxing jurisdiction were to disagree with our interpretation of the Supreme Court’s current position regarding state and local taxation of Internet sales, or if any of these initiatives were to address the Supreme Court’s constitutional concerns and result in a reversal of its current position, we could be required to collect sales and use taxes from purchasers located in states other than Washington. The imposition by state and local governments of various taxes upon Internet commerce could create administrative burdens for us and could decrease our future net sales.

Government regulation of the Internet and e-commerce is evolving and unfavorable changes could substantially harm our business and results of operations.

                  We are subject to general business regulations and laws as well as regulations and laws specifically governing the Internet and e-commerce. Existing and future laws and regulations may impede the growth of the Internet or other online services. These regulations and laws may cover taxation, restrictions on imports and exports, customs, tariffs, user privacy, data protection, pricing, content, copyrights, distribution, electronic contracts and other communications, consumer protection, the provision of online payment services, broadband residential Internet access and the characteristics and quality of products and services. It is not clear how existing laws governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to the Internet and e-commerce. Unfavorable resolution of these issues may substantially harm our business and results of operations.

Interruptions to our systems that impair customer access to our web site would damage our reputation and brand and substantially harm our business and results of operations.

                  The satisfactory performance, reliability and availability of our web site, transaction processing systems and network infrastructure are critical to our reputation and our ability to attract and retain customers and to maintain adequate customer service levels. Any future systems interruption that results in the unavailability of our web site or reduced order fulfillment performance could result in negative publicity, damage our reputation and brand and cause our business and results of operations to suffer. Although we have not experienced any material disruption in our services to date, we may be susceptible to such disruptions in the future. We may also experience temporary system interruptions for a variety of other reasons in the future, including power failures, software errors or an overwhelming number of visitors trying to reach our web site during periods of strong seasonal demand or promotions. Because we are dependent in part on third parties for the implementation and maintenance of certain aspects of our systems and because some of the causes of system interruptions may be outside of our control, we may not be able to remedy such interruptions in a timely manner, or at all.

Our failure to address risks associated with credit card fraud could damage our reputation and brand and may cause our business and results of operations to suffer.

                  Under current credit card practices, we are liable for fraudulent credit card transactions because we do not obtain a cardholder’s signature. We do not currently carry insurance against this risk. To date, we have experienced minimal losses from credit card fraud, but we face the risk of significant losses from this type of fraud as our net sales increase. Our failure to adequately control fraudulent credit card transactions could damage our reputation and brand and substantially harm our business and results of operations.

SPECIAL INFORMATION REGARDING FORWARD LOOKING STATEMENTS

Some of the statements in this registration statement are “forward-looking statements.” These forward-looking statements involve certain known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among others, the factors set forth above under “Risk Factors.” The words “believe,” “expect,” “anticipate,” “intend,” “plan,” and similar expressions identify forward-looking statements. We caution you not to place undue reliance on these forward-looking statements. We undertake no obligation to update and revise any forward-looking statements or to publicly announce the result of any revisions to any of the forward-looking statements in this document to reflect any future or developments. However, the Private Securities Litigation Reform Act of 1995 is not available to us as a non-reporting issuer.

ITEM 2.  DESCRIPTION OF PROPERTY

All of our facilities are currently located in Gainesville, Florida. Our corporate headquarters consists of approximately 1100 square feet which we rent on a month to month basis. Our Landlord is Ben Franklin and our monthly rent is approximately $1000.00.

We believe that our facilities will be adequate to meet our current needs.  However, as we continue to implement our business plan, we may need to relocate our headquarters office space.  We anticipate such facilities are available to meet our development and expansion needs in existing and projected target markets for the foreseeable future.

We are not subject to competitive conditions for property and currently have no property to insure.  We have no policy with respect to investments in real estate or interests in real estate and no policy with respect to investments in real estate mortgages.  Further, we have no policy with respect to investments in securities of or interests in persons primarily engaged in real estate activities.

ITEM 3.  LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings nor do we have knowledge of any threatened litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market information

Our stock became qualified for quotation on the over the counter bulletin board under the symbol “***” in ***. Our symbol changed to “ABZS” on ***.

High and Low Sales Prices for each quarter within the last two fiscal years.*

		High	Low
03/31/03	--	1.08	0	.15000
06/30/03	--	0.15	0	.06000
09/30/03	--	0.20	0	.10000
12/31/03	--	0.29	0	.11000
03/29/02	--	12.50	10	.00000
06/28/02	--	10.00	0	.15000
09/30/02	--	4.05	0	.71000
12/31/02	--	2.10	0	.51000

*	The quotations reflect inter-dealer prices, without mark-up, mark-down or commission and may not represent actual transactions.

Penny Stock Considerations

Our shares are “penny stocks” as that term is generally defined in the Securities Exchange Act of 1934 to mean equity securities with a price of less than $5.00. Our shares thus will be subject to rules that impose sales practice and disclosure requirements on broker-dealers who engage in certain transactions involving a penny stock.

Under the penny stock regulations, a broker-dealer selling a penny stock to anyone other than an established customer or accredited investor must make a special suitability determination regarding the purchaser and must receive the purchaser’s written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt. Generally, an individual with a net worth in excess of $1,000,000 or annual income exceeding $100,000 individually or $300,000 together with his or her spouse is considered an accredited investor. In addition, under the penny stock regulations the broker-dealer is required to:

• Deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commissions relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt;

• Disclose commissions payable to the broker-dealer and our registered representatives and current bid and offer quotations for the securities;

• Send monthly statements disclosing recent price information pertaining to the penny stock held in a customer’s account, the account’s value and information regarding the limited market in penny stocks; and

• Make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction, prior to conducting any penny stock transaction in the customer’s account.

Because of these regulations, broker-dealers may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling shareholders or other holders to sell their shares in the secondary market and have the effect of reducing the level of trading activity in the secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities, if our securities become publicly traded. In addition, the liquidity for our securities may be decreased, with a corresponding decrease in the price of our securities. Our shares in all probability will be subject to such penny stock rules and our shareholders will, in all likelihood, find it difficult to sell their securities.

Holders

As of March 22, 2004, we have 76,882,891 shares of Common Stock issued and outstanding held by 54 shareholders of record.

Dividends

We have not declared any cash dividends on our common stock since our inception and do not anticipate paying such dividends in the foreseeable future.  We plan to retain any future earnings for use in our business.  Any decisions as to future payments of dividends will depend on our earnings and financial position and such other facts as the board of directors deems relevant.  We are not limited in our ability to pay dividends on our securities.

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

Some of the statements contained in this Form 10-KSB that are not historical facts are “forward-looking statements” which can be identified by the use of terminology such as “estimates,” “projects,” “plans,” “believes,” “expects,” “anticipates,” “intends,” or the negative or other variations, or by discussions of strategy that involve risks and uncertainties.  We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-KSB, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses.  No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.  Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

• Our ability to maintain, attract and integrate internal management, technical information and management information systems;

• Our ability to generate customer demand for our services;

• The intensity of competition; and

• General economic conditions.

All written and oral forward-looking statements made in connection with this Form 10-KSB that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

We were incorporated under the name Biologistics, Inc. under the laws of Colorado on December 13, 1994, to engage in clinical consulting, contract packaging and labeling services. We never had any operations. On April 22, 1997, we merged into a subsidiary that was organized under the name Biologistics, Inc. under the laws of Delaware on March 19, 1997 and became a Delaware corporation. We organized PBI Acquisition Corp. as a wholly-owned subsidiary on March 31, 1999, and on the same date Performance Brands, which we operated as our former wholly-owned subsidiary, entered into a merger agreement with and was merged into PBI Acquisition Corp. resulting in PBI becoming our wholly-owned subsidiary. On May 12, 1999, we changed our name to Skintek Labs, Inc. or SKNT.

The purpose of the March 31, 1999 merger between SKNT and PBI was to enable SKNT to become an operating company. Since its incorporation on September 21, 1995 under the laws of Florida, PBI was engaged in the sale of products for skin fitness, self-tanning, sun protection and nutrition. PBI’s products were sold through direct mail, drug chains, mass market outlets, health food stores, gyms, and tanning, nail and hair salons, as well as private label sales. Our sole business and operations after the merger of PBI into SKNT in March 1999 was the business and operations of PBI.

We divested PBI, our wholly-owned subsidiary, pursuant to a Share Transfer Agreement dated as of April 30, 2001 under which we transferred all shares of PBI to Stacy Kaufman, our former president, director and control shareholder. Since then our operations had consisted of the following: We seek business opportunities throughout the United States to make acquisitions or enter into other business endeavors to the extent our limited assets and personnel will allow. Our business objective was to effect a merger, exchange of capital stock, asset acquisition or other business combination with an operating business that will have significant growth potential. On September 18, 2002, we changed our name to Hunno Technologies, Inc.

In October 2003 we acquired Abazias, Inc. and changed our name to Abazias, Inc.

Overview

We are an online retailer of high quality loose diamonds and fine jewelry settings for our diamonds. Our web site at www.abazias.com showcases over 60,000 diamonds almost all of which are independently certified and around 100 styles of fine jewelry, including rings, wedding bands, earrings, necklaces, and bracelets.

RESULTS OF OPERATIONS

Years Ended December 31, 2003 and 2002

	2003	2002
Sales	$1,674,163	$1,592,294
Cost of sales	1,574,164	1,436,635

Gross profit	99,999	155,659
General and administrative	2,345,983	140,036

Net operating loss	(2,245,984)	15,623
Interest income		578
Interest expense	(2,368)	(3,148)

NET INOME (LOSS)	$(2,248,352)	$13,053

Year ended December 31, 2003 vs. Year ended December 31, 2002.

Our sales for the year ended December 31, 2003 vs. year ended December 31, 2002 increased 6% from $1,592,294 to $1,674,163 due to increased sales.

Our cost of sales for the year ended December 31, 2003 vs. year ended December 31, 2002 increased 10 % from 1,436,635 to 1,574,164 due to corresponding increased sales.

Our general and administrative expenses for the year ended December 31, 2003 vs. year ended December 31, 2002 increased 1676% from $140,036 to $2,345,983 due primarily to a one time expensing of stock issued to various management and consultants.

Our interest expense for the year ended December 31, 2003 vs. year ended December 31, 2002 decreased 25% from $3,148 to $2,368 due to a reduction in principal liability.

Accordingly, our net loss for the year ended December 31, 2003 vs. year ended December 31, 2002 increased 1712% from $(13,053) to $2,248,352 primarily due to a one time expensing of stock issued to various management and consultants.

Liquidity and Capital Resources

At December 31, 2003, we had a deficit of $85,865. We had $73,332 of cash available as of April 1, 2004. We also had $10,812 of accounts receivable as of that date. Assuming we collect all receivables, we can continue operations for approximately 5 months. Thereafter, we will need to generate operating revenues or secure other funding on or before September 1st in the amount of $97,650 to remain operational until March 31, 2005. There are no preliminary or definitive agreements or understandings with any party for such financing. We cannot predict when, if ever, that will happen.

On August 5, 2003, Abazias issued a promissory note in the amount of $8,000. The note is due on demand, bears no interest and has no collateral.

The majority stockholder advances money to Abazias on an as-needed basis. The advances are due on demand, bear no interest and have no collateral. At December 31, 2003, the amount of the advance was $46,335.

During 2003, one supplier provided 15% of total purchases. All other suppliers provided less than 10% of total purchases.

Our ability to continue as a going concern is dependent on our ability to raise funds to implement our planned development; however we may not be able to raise sufficient funds to do so. Our independent auditors have indicated that here is substantial doubt about our ability to continue as a going concern over the next twelve months. Our poor financial condition could inhibit our ability to achieve our business plan, because we are currently operating at a substantial loss with no operating history and revenues, an investor cannot determine if we will ever become profitable.

ITEM 7.  FINANCIAL STATEMENTS

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors
Abazias, Inc.
Gainesville, Florida

We have audited the accompanying balance sheet of Abazias, Inc. as of December 31, 2003 and the related statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2003. These financial statements are the responsibility of Abazias’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Abazias as of December 31, 2003 and the results of its operations and its cash flows for the year ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Abazias will continue as a going concern. As discussed in Note 2 to the financial statements, Abazias has suffered a current loss from operations and has a negative working capital, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONE & BAILEY, PLLC
www.malone-bailey.com
Houston, Texas

April 2, 2004

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors
Abazias, Inc.
Gainesville, Florida

I have audited the accompanying statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2002 for Abazias, Inc. These financial statements are the responsibility of Abazias’s management. My responsibility is to express an opinion on these financial statements based on our audit.

I conducted my audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that our audit provides a reasonable basis for our opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the results of Abazias’s operations and cash flows for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

Robert C. Siewell, Jr., CPA
Boca Raton, Florida

November 13, 2003

ABAZIAS, INC.
BALANCE SHEET
December 31, 2003

ASSETS
Current assets
Accounts receivable	$16,100
Property & equipment, net	5,281

$21,381

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$52,611
Note payable	8,000
Loans from stockholders	46,335

Total Current Liabilities	106,946

Commitments and Contingencies	--
Stockholders' Deficit
Common stock, $.001 par value, 150,000,000 shares
authorized, 66,617,109 issued and outstanding	66,617
Additional paid in capital	2,082,733
Accumulated deficit	(2,234,915)

Total Stockholders' Deficit	(85,565)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$21,381

See accompanying summary of accounting policies and notes to financial statements.

ABAZIAS, INC.
STATEMENTS OF OPERATIONS
Years Ended December 31, 2003 and 2002

	2003	2002
Sales	$1,674,163	$1,592,294
Cost of sales	1,574,164	1,436,635

Gross profit	99,999	155,659
General and administrative	2,345,983	140,036

Net operating loss	(2,245,984)	15,623
Interest income	578
Interest expense	(2,368)	(3,148)

NET INOME (LOSS)	$(2,248,352)	$13,053

Basic and diluted income (loss) per share	$(0.04)	$0.01
Weighted average shares outstanding	54,936,735	1,000,000

See accompanying summary of accounting policies and notes to financial statements.

ABAZIAS, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
Years Ended December 31, 2002 and 2003

	Common Stock Shares Amount		Additional Paid in Capital	Retained Deficit	Totals
Balances at
December 31, 2001	50,000,000	$50,000	$(40,000)	$384	$10,384
Net income				13,053	13,053

Balances at
December 31, 2002	50,000,000	50,000	(40,000)	13,437	23,437
Shares issued in
reverse acquisition	11,867,109	11,867	(11,867)
Shares issued for
services	14,250,000	14,250	2,123,250		2,137,500
Shares cancelled	(9,500,000)	(9,500)	9,500
Imputed interest			1,850		1,850
Net loss				(2,248,352)	(2,248,352)

Balances at
December 31, 2003	66,617,109	$66,617	$2,082,733	$(2,234,915)	$(85,565)

See accompanying summary of accounting policies and notes to financial statements.

ABAZIAS, INC.
STATEMENTS OF CASH FLOW
Years Ended December 31, 2003 and 2002

	2003	2002
Cash Flows From Operating Activities
Net loss	$(2,248,352)	$13,053
Adjustments to reconcile net loss to net cash
used in operating activities:
Common stock issued for services	2,137,500	--
Imputed interest on stockholder loan	1,850	--
Depreciation	961	398
Changes in:
Accounts receivable	(10,194)	(5,905)
Due from officer	18,322	--
Accounts payable	50,338	2,276
Accrued expenses	(10,034)	10,034

Net Cash Provided (Used) In Operating Activities	(59,609)	10,034

Cash Flows From Investing Activities
Advances to officer	--	(14,595)
Purchase of equipment	(3,986)	(2,655)

Net Cash Used in Investing Activities	(3,986)	(17,250)
Cash Flows From Financing Activities
Proceeds from stockholder loan	46,335	--
Proceeds from note	8,000	--

Net Cash Provided By Financing Activities	54,335	--

Net change in cash	(9,260)	2,603
Cash at beginning of year	9,260	6,657

Cash at end of year
	$--	$9,260

See accompanying summary of accounting policies and notes to financial statements.

ABAZIAS, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF ACCOUNTING POLICIES

Abazias, Inc. (“Abazias”) was incorporated in Nevada on August 7, 2001. Abazias, based in Gainesville, Florida, is an international diamond retailer selling over the internet.

On October 3, 2003 Abazias entered into a reverse acquisition agreement with Hunno Technologies, Inc.(“Hunno”), whereby Hunno acquired all of the issued and outstanding shares of Abazias’s common stock totaling 1,000,000 shares by issuing to Abazias’s shareholders, pro-rata, 50,000,000 shares of Hunno’s common stock. At that time, Hunno had 11,867,109 shares outstanding.

Cash Equivalents. Highly liquid investments with original maturities of three months or less are considered cash equivalents. There were no cash equivalents as of December 31, 2003.

Accounts Receivable. Abazias analyzes current accounts receivable for an allowance for doubtful accounts based on historical bad debt, customer credit-worthiness, the current business environment and historical experience with the customer. The allowance includes specific reserves for accounts where collection is deemed to be no longer probable.

Long-lived Assets. Property and equipment are stated on the basis of historical cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Major renewals and improvements are capitalized, while minor replacements, maintenance and repairs are charged to current operations.

Revenue recognition. Revenue is recognized when the diamonds are shipped. For most items, Abazias offers the customer an unconditional 10 day return policy.

Advertising Costs are expensed as incurred. Advertising costs were $73,241 and $43,263 for the years ended December 2003 and 2002, respectively.

Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount.

Income Taxes. Income tax expense is based on reported earnings before income taxes. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes, and are measured by applying enacted tax rates in effect in years in which the differences are expected to reverse.

Basic and Diluted Income (Loss) Per Share. Basic and diluted income (loss) per share equals net income (loss) divided by weighted average shares outstanding during the period. Diluted income (loss) per share includes the impact of common stock equivalents using the treasury stock method when the effect is dilutive. There were no common stock equivalents during 2003 or 2002.

Use of Estimates in Financial Statement Preparation. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recently Issued Accounting Pronouncements. Abazias does not expect the adoption of recently issued accounting pronouncements to have a significant impact on their financial position, results of operations or cash flow.

Changes in Classifications. Certain reclassifications have been made to the fiscal 2002 financial statements to conform with the financial statement presentation for fiscal 2003.

NOTE 2 – GOING CONCERN

Abazias incurred a net loss of $2,248,352 for the year ended December 31, 2003, and has a negative working capital of $85,565 as of December 31, 2003. These conditions create an uncertainty as to Abazias’s ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock as well as seeking financing from third parties. The financial statements do not include any adjustments that might be necessary if Abazias is unable to continue as a going concern.

NOTE 3 – NOTE PAYABLE

On August 5, 2003, Abazias issued a promissory note in the amount of $8,000. The note is due on demand, bears no interest and has no collateral.

NOTE 4 – LOANS FROM STOCKHOLDER

The majority stockholder advances money to Abazias on an as-needed basis. The advances are due on demand, bear no interest and have no collateral. Imputed interest expense of 8% was recorded as a contribution to capital.

NOTE 5 — INCOME TAXES

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2003 are as follows:

Deferred tax assets:
Net operating loss carryforward	$765,000
Less: valuation allowance	(765,000)

Net current deferred tax assets	--

Abazias has net operating carryforwards of $2,248,000 as December 31, 2003 which expire in the year 2023.

NOTE 6 — EQUITY

On October 15, 2003, 13,500,000 shares of common stock were issued for services to two consultants and valued at the current value of $0.15 per share.

On October 15, 2003, 750,000 shares of common stock were issued for services to an attorney and valued at the current value of $0.15 per share.

NOTE 7 – MAJOR SUPPLIERS

During 2003, one supplier provided 15% of total purchases. All other suppliers provided less than 10% of total purchases.

NOTE 8 – SUBSEQUENT EVENT

On February 3, 2004, 6,500,000 shares of common stock were issued for services to a consultant and valued at the current value of $0.12 per share.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None — Not Applicable

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The board of directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director shall be elected for the term of one year, and until his successor is elected and qualified, or until his earlier resignation or removal. Our directors, executive officers and key employees are as follows:

Name	Age	Position
Oscar Rodriguez	37	CEO and Director
Jesus Diaz	35	CFO and Director
Aaron Taravella	26	CIO and Director

Oscar Rodriguez — From September 2001 to the present Mr. Rodriguez has been president of Abazias Inc. From November 1997 Mr. Rodriguez has been owner and president of OR Jewelry Inc., currently doing business as Oscars’ Jewelry. In December of 1990 Mr. Rodriguez received his Diamonds and Diamond grading certification from the (GIA) The Gemological Institute of America. On May of 1987 Mr. Rodriguez received His Associates in Arts from Santa Fe community college.

Jesus Diaz — From June 2002 until closing, he was oprations manager at Abazias. From June 2002 to the present he has been the manager of National WLD Techmark Inc. May 1999 to June 2002 he was the manager of University Cash Inc. From July of 1998 to May of 1999 he was a manager with Speedy Cash. In May of 1998 Mr. Diaz received his degree in History from the University of Florida. Mr. Diaz will spend approximately 85% of his time on our business.

Aaron Taravella — From August 2001 until closing, he was Programmer/Website designer for Abazias. Since prior to 1998, he has been the principal of Aggressive Software, a software development firm.

Directors serve for a one-year term.

Our bylaws currently provide for a board of directors comprised of a minimum of one directors.

Board Committees

We currently have no compensation committee or other board committee performing equivalent functions.  Currently, all members of our board of directors participate in discussions concerning executive officer compensation.

Legal Proceedings

No officer, director, or persons nominated for such positions, promoter or significant employee has been involved in legal proceedings that would be material to an evaluation of our management.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of beneficial ownership and changes in beneficial ownership of our securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities).  Directors, executive officers and beneficial owners of more than 10% of our Common Stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file. Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to us, or written representations that no reports were required, we believe that for the fiscal year ended December 31, 2003 beneficial owners complied with Section 16(a) filing requirements applicable to them.

ITEM 10.  EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth compensation paid to Mr. Rodriguez, our current president and CEO.  No other executive officer received compensation in excess of $60,000 during that period.

Name	Position	Year	Compensation
Oscar Rodriguez	CEO	2003	28,385.12
		2002	None

No other annual compensation, including a bonus or other form of compensation; and no long-term compensation, including restricted stock awards, securities underlying options, LTIP payouts, or other form of compensation, were paid to this individual during these periods.

Board Compensation

Members of our Board of Directors do not receive cash compensation for their services as Directors, although some Directors are reimbursed for reasonable expenses incurred in attending Board or committee meetings.

ITEM 11.  SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITY HOLDERS

The following tables set forth the ownership, as of the date of this registration statement, of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, our directors, and our executive officers and directors as a group.  To the best of my knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted.  There are not any pending or anticipated arrangements that may cause a change in control of our company. All business addresses are 1127 West University Avenue, Gainesville, FL 32601.

Name	Number of Shares	Percentage of Shares Issued
Oscar Rodriguez	35,000,000
Jesus Diaz	10,000,000
Aaron Taravella	5,000,000
Rob Rill	7,000,000
Doug Zemsky	6,500,000
Marc Baker	6,500,000
All officers and directors as a group [3 persons]	50,000,000

This table is based upon information derived from our stock records.  Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, it believes that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned.  Applicable percentages are based upon 76,882,891 shares of common stock outstanding as of March 22, 2004.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On October 3, 2003 Abazias entered into a reverse acquisition agreement with Hunno Technologies, Inc.(“Hunno”), whereby Hunno acquired all of the issued and outstanding shares of Abazias’s common stock totaling 1,000,000 shares by issuing to Abazias’s shareholders, pro-rata, 50,000,000 shares of Hunno’s common stock. At that time, Hunno had 11,867,109 shares outstanding.

Mr. Rodriguez advances money to Abazias on an as-needed basis. The advances are due on demand, bear no interest and have no collateral. At December 31, 2003, the amount of the advance was 46,335. Other than the above transactions, we have not entered into any material transactions with any director, executive officer, and nominee for director, beneficial owner of five percent or more of our common stock, or family members of such persons.  Also, we have not had any transactions with any promoter.  We are not a subsidiary of any company.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     List of documents filed as part of this Report:

None

(b)     Exhibits:

        The following exhibits listed are filed as part of this Report:

31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer Oscar Rodriguez

32.1 Section 1350 Certification, Oscar Rodriguez

31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer, Jesus Diaz

32.1 Section 1350 Certification, Jesus Diaz

Item 14. Controls and Procedures

The Corporation maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, the Corporation’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Corporation’s disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective as of the end of the period covered by this report. There were no changes in the Corporation’s internal control over financial reporting that occurred during the Corporation’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Item 15. Principal Accountant Fees and Services

Audit fees

2002 – None, did not represent

2003 — $11,500.00

Audit fees only. No other fees as described in Item 9e of Schedule 14A.

The Company currently does not have a designated Audit Committee, and accordingly, the Company’s Board of Directors’ policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, and tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Company’s Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Title	Name	Date	Signature
Principal Executive Officer Principal Accounting Officer Principal Financial Officer	Oscar Rodriguez Jesus Diaz Jesus Diaz	April 14, 2004 April 14, 2004 April 14, 2004	/s/ Oscar Rodriguez /s/ Jesus Diaz /s/ Jesus Diaz

Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the date indicated.

SIGNATURE	NAME	TITLE	DATE
/s/ Oscar Rodriguez /s/ Jesus Diaz /s/ Aaron Taravella	Oscar Rodriguez Jesus Diaz Aaron Taravella	Director Director Director	April 14, 2004 April 14, 2004 April 14, 2004