Form 10QSB
period 2004-03-31
ABAZIAS INC
filed 2004-05-21
CIK 1096208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB

(Mark one)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2004

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common Stock, $.001 par value 73,117,109 shares outstanding as of March 31, 2004.

Transitional Small Business Disclosure Format: Yes [  ] No [X]

INDEX

PART  I.  FINANCIAL INFORMATION

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ABAZIAS, INC.
BALANCE SHEET
March 31, 2004
(unaudited)

ASSETS
Current assets
Accounts receivable	$36,910
Property & equipment, net	5,041

TOTAL ASSETS	$41,951

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$86,652
Note payable	8,000
Loans from stockholders	46,635

Total Current Liabilities	141,287

Commitments and Contingencies	--
Stockholders' Deficit
Common stock, $.001 par value, 150,000,000 shares
authorized, 73,117,109 issued and outstanding	73,117
Additional paid in capital	2,857,324
Accumulated deficit	(3,029,777)

Total Stockholders' Deficit	(99,336)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$41,951

ABAZIAS, INC.
STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2004 and 2003
(unaudited)

	2004	2003
Sales	$528,926	$512,844
Cost of sales	488,428	499,730

Gross profit	40,498	13,114
General and administrative	834,269	20,139

Net operating loss	(793,771)	(7,025)
Interest expense	(1,090)	--

NET LOSS	$(794,861)	$(7,025)

Basic and diluted loss per share	$(0.01)	$(0.00)
Weighted average shares outstanding	72,560,492	10,000,000

ABAZIAS, INC
STATEMENTS OF CASH FLOW
Three Months Ended March 31, 2004 and 2003
(unaudited)

	2004	2003
Cash Flows From Operating Activities
Net loss	$(794,861)	$(7,025)
Adjustments to reconcile net loss to net cash
used in operating activities:
Common stock issued for services	780,000	--
Imputed interest on stockholder loan	1,090	--
Depreciation	240	--
Changes in:
Accounts receivable	(20,810)	1,150
Accounts payable	34,041	5,621
Accrued expenses	--	(6,272)

Net Cash Provided (Used) In Operating Activities	(300)	(6,526)

Cash Flows From Financing Activities
Proceeds from note	--	3,030
Proceeds from stockholder loan	300	--
Payments on stockholder loans	--	(1,400)
Dividends Paid	--	(4,150)

Net Cash Provided (Used) By Financing Activities	300	(2,520)

Net change in cash	--	(9,046)
Cash at beginning of year	--	9,046

Cash at end of year
	$--	$--

ABAZIAS, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)

NOTE 1 — SUMMARY OF ACCOUNTING POLICIES

The accompanying unaudited interim financial statements of Abazias, Inc., a Delaware corporation (“Abazias”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Abazias’ latest Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, 2003, as reported in Form 10-KSB, have been omitted.

NOTE 2 — COMMON STOCK

On February 3, 2004, 6,500,000 shares of common stock were issued to a consultant at a value of $780,000.

NOTE 3 – SUBSEQUENT EVENTS

On April 21, 2004, 720,000 shares of common stock were issued to two consultants at a value of $36,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Some of the statements contained in this Form 10-KSB that are not historical facts are “forward-looking statements” which can be identified by the use of terminology such as “estimates,” “projects,” “plans,” “believes,” “expects,” “anticipates,” “intends,” or the negative or other variations, or by discussions of strategy that involve risks and uncertainties.  We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-KSB, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses.  No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.  Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

o	Our ability to maintain, attract and integrate internal management, technical information and management information systems;

o	Our ability to generate customer demand for our services;

o	The intensity of competition; and

o	General economic conditions.

All written and oral forward-looking statements made in connection with this Form 10-QSB that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2004 and 2003

	2004	2003
Sales	$528,926	$512,844
Cost of sales	488,428	499,730

Gross profit	40,498	13,114
General and administrative	834,269	20,139

Net operating loss	(793,771)	(7,025)
Interest expense	(1,090)	--

NET (LOSS)	$(794,861)	$(7,025)

Our sales for the three months ended March 31, 2004 vs. three months ended March 31, 2003 increased 3% to $528,926 from $512,844 due to increased sales.

Our cost of sales for the three months ended March 31, 2004 vs. three months ended March 31, 2003 decrease 3% to $488,428 from $499,730 due to sale of inventoried items.

Our general and administrative expenses for the three months ended March 31, 2004 vs. three months ended March 31, 2003 increased 4124% to $834,269 from $20,139 due primarily to expensing of stock issued to various management and consultants.

Our interest expense for the three months ended March 31, 2004 vs. three months ended March 31, 2003 increased to $1,090 due to normal accrual of shareholder loan.

Accordingly, our net loss for the three months ended March 31, 2004 vs. three months ended March 31, 2003 increased 10,674% to $(749,861) from $7,025 primarily due to expensing of stock issued to various management and consultants.

Liquidity and Capital Resources

At March 31, 2004, we had a deficit of $3,029,777. We had $34,400 of cash available as of May 1, 2004. We also had $21,322 of accounts receivable as of that date. Assuming we collect all receivables, we can continue operations for approximately 3 months if we did not have revenues. Thereafter, we will need to continue generating operating revenues or secure other funding on or before September 1st in the amount of $172,350 to remain operational until April 30, 2005. There are no preliminary or definitive agreements or understandings with any party for such financing. We cannot predict when, if ever, that will happen if necessary.

On August 5, 2003, Abazias issued a promissory note in the amount of $8,000. The note is due on demand, bears no interest and has no collateral.

The majority stockholder advances money to Abazias on an as-needed basis. The advances are due on demand, bear no interest and have no collateral. At March 31, 2004, the amount of the advance was $46,635.

During 2003, one supplier provided 15% of total purchases. All other suppliers provided less than 10% of total purchases.

Our ability to continue as a going concern is dependent on our ability to raise funds to implement our planned development; however we may not be able to raise sufficient funds to do so. Our independent auditors have indicated that here is substantial doubt about our ability to continue as a going concern over the next twelve months. Our poor financial condition could inhibit our ability to achieve our business plan, because we are currently operating at a loss. An investor cannot readily determine if we will ever become profitable.

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

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

(a)     Exhibits:

      Exhibit No.            Document Description

31.1	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

31.2	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

32.2	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(b)     Form 8-K.

8-K	Current report, items 4 and 7 1-15-2004

SIGNATURES

In accordance with Section 12 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Abazias, Inc. By: /s/ Oscar Rodriguez Oscar Rodriguez, President and Director By: /s/ Jesus Diaz Jesus Diaz, Principal Financial Officer and Principal Accounting Officer

Dated: May 20, 2003