Form 10QSB
period 2004-06-30
ABAZIAS INC
filed 2004-08-16
CIK 1096208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB

(Mark one)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2004

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission file number: 0-27565

Abazias, Inc.
(Exact name of registrant as specified in its charter)

Delaware	0-23532	65-0636277
(State or other jurisdiction of incorporation)	(Commission File No.)	(IRS Employer Identification No.)

5214 SW 91st Terrace Suite A
Gainesville, FL 32608
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common Stock, $.001 par value 74,937,109 shares outstanding as of June 30, 2004.

Transitional Small Business Disclosure Format: Yes __ No X

PART I.

Item 1. FINANCIAL INFORMATION

ABAZIAS, INC.
BALANCE SHEET
June 30, 2004
(unaudited)

ASSETS
Current assets
Accounts receivable	$89,032
Property & equipment, net	4,801

TOTAL ASSETS	$93,833

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$125,846
Note payable	8,000
Loans from stockholders	78,235

Total Current Liabilities	212,081

Commitments and Contingencies
Stockholders' Deficit
Common stock, $.001 par value, 150,000,000 shares
authorized, 74,937,109 issued and outstanding	74,937
Additional paid in capital	3,047,008
Accumulated deficit	(3,240,193)

Total Stockholders' Deficit	(118,248)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$93,833

F-1

ABAZIAS, INC.
STATEMENTS OF OPERATIONS
Three and Six Months Ended June 30, 2004 and 2003
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Sales	$389,991	$294,290	$918,918	$807,134
Cost of sales	351,494	265,737	839,922	765,467

Gross profit	38,497	28,553	78,996	41,667
General and administrative	247,410	40,620	1,081,679	60,759

Net operating loss	(208,913)	(12,067)	(1,002,683)	(19,092)
Interest expense	(1,504)	--	(2,595)	--

NET LOSS	$(210,417)	$(12,067)	$(1,005,278)	$(19,092)

Basic and diluted loss per share	$(0.00)	$(0.01)	$(0.01)	$(0.02)
Weighted average
shares outstanding	74,154,472	1,000,000	72,421,505	1,000,000

F-2

ABAZIAS, INC.
STATEMENTS OF CASH FLOW
Six Months Ended June 30, 2004 and 2003
(unaudited)

	2004	2003
Cash Flows From Operating Activities
Net loss	$(1,005,278)	$(19,092)
Adjustments to reconcile net loss to net cash
used in operating activities:
Common stock issued for services	970,000	--
Imputed interest on stockholder loan	2,596	--
Depreciation	480	--
Changes in:
Accounts receivable	(72,932)	3,367
Accounts payable	73,234	15,502
Accrued expenses	--	(6,272)

Net Cash Provided (Used) In Operating Activities	(31,900)	(6,495)

Cash Flows From Financing Activities
Proceeds from note	--	3,045
Proceeds from stockholder loan	31,900	--
Payments on stockholder loans	--	(1,400)
Dividends Paid	--	(4,196)

Net Cash Provided (Used) By Financing Activities	31,900	(2,551)

Net change in cash	--	(9,046)
Cash at beginning of year	--	9,046

Cash at end of year

F-3

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

On May 21, 2004, 1,100,000 shares of common stock were issued to two consultants at a value of $154,000.

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

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2004 and 2003

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Sales	$389,991	$294,290	$918,918	$807,134
Cost of sales	351,494	265,737	839,922	765,467

Gross profit	38,497	28,553	78,996	41,667
General and administrative	247,410	40,620	1,081,679	60,759

Net operating loss	(208,913)	(12,067)	(1,002,683)	(19,092)
Interest expense	(1,504)	--	(2,595)	--

NET LOSS	$(210,417)	$(12,067)	$(1,005,278)	$(19,092)

Three Ended June 30, 2004 and 2003

Our sales for the three months ended June 30, 2004 vs. three months ended June 30, 2003 increased 33% to $389,991 from $294,290 due to increase in diamond sales.

Our cost of sales for the three months ended June 30, 2004 vs. three months ended June 30, 2003 increased 32% to $351,494 from $265,737 due to increase in diamond sales.

Our general and administrative expenses for the three months ended June 30, 2004 vs. three months ended June 30, 2003 increased 509% to $247,410 from $40,620 due primarily to expensing of stock issued to various management and consultants.

Our interest expense for the three months ended June 30, 2004 vs. three months ended June 30, 2003 increased to $1,504 due to an increase the loan from the major shareholder.

Accordingly, our net loss for the three months ended June 30, 2004 vs. three months ended June 30, 2003 increased 1,644% to $210,417 from $12,067 primarily due to the expensing of stock issued to various management and consultants.

Six Months Ended June 30, 2004 and 2003

Our sales for the six months ended June 30, 2004 vs. six months ended June 30, 2003 increased 14% to $918,918 from $807,134 due to increase in diamond sales.

Our cost of sales for the six months ended June 30, 2004 vs. six months ended June 30, 2003 increased 10% to $839,922 from $765,467 due to increase in diamond sales.

Our general and administrative expenses for the six months ended June 30, 2004 vs. six months ended June 30, 2003 increased 1,680% to $1,081,679 from $60,759 due primarily to expensing of stock issued to various management and consultants.

Our interest expense for the six months ended June 30, 2004 vs. six months ended June 30, 2003 increased to $2,595 due to an increase the loan from the major shareholder.

Accordingly, our net loss for the six months ended June 30, 2004 vs. six months ended June 30, 2003 increased 5,165% to $1,005,278 from $19,092 primarily due to the expensing of stock issued to various management and consultants.

Liquidity and Capital Resources

At June 30, 2004, we had an accumulated deficit of $3,240,193. We had no cash available as of July 31, 2004. We also had $89,032 of accounts receivable as of that date. Assuming we collect all receivables, we can continue operations for approximately 5 months if we do not have revenues. Thereafter, we will need to continue generating operating revenues or secure other funding on or before December 1st in the amount of $131,978 to remain operational until July 31, 2005. There are no preliminary or definitive agreements or understandings with any party for such financing. We cannot predict when, if ever, that will happen if necessary.

On August 5, 2003, Abazias issued a promissory note in the amount of $8,000. The note is due on demand, bears no interest and has no collateral.

The majority stockholder advances money to Abazias on an as-needed basis. The advances are due on demand, bear no interest and have no collateral. At June 30, 2003, the amount of the advance was $78,235.

As of June 30, 2004, we had $125,846 of trade accounts payable.

There are no long term commitments.

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

Abazias, Inc. By: /s/ Oscar Rodriguez Oscar Rodriguez President and Director By: /s/ Jesus Diaz Jesus Diaz Principal Financial Officer Principal Accounting Officer Dated: August 12, 2004