Form 10QSB
period 2004-09-30
ABAZIAS INC
filed 2004-11-22
CIK 1096208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB

(Mark one)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2004

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
(Registrant’s telephone number)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common Stock, $.001 par value 75,270,109 shares outstanding as of November 1, 2004.

Transitional Small Business Disclosure Format: Yes __ No X

PART I.

Item 1. FINANCIAL INFORMATION

ABAZIAS, INC.
BALANCE SHEET
September 30, 2004
(unaudited)

ASSETS
Current assets
Cash	$9,949
Accounts receivable	20,957

Total current assets	30,906
Property & equipment, net of $2,165
accumulated depreciation	4,561

TOTAL ASSETS	$35,467

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$82,624
Note payable	8,000
Loans from stockholders	78,236

Total Current Liabilities	168,860

Commitments and Contingencies	--
Stockholders' Deficit
Common stock, $.001 par value, 150,000,000 shares
authorized, 74,937,109 issued and outstanding	74,937
Additional paid in capital	3,048,572
Accumulated deficit	(3,256,902)

Total Stockholders' Deficit	(133,393)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$35,467

ABAZIAS, INC.
STATEMENTS OF OPERATIONS
Three and Nine Months Ended September 30, 2004 and 2003
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Sales	$616,819	$356,407	$1,535,737	$1,163,541
Cost of sales	566,142	330,881	1,406,063	1,096,348

Gross profit	50,677	25,526	129,674	67,193
General and administrative	65,822	50,175	1,147,502	110,933

Net operating loss	(15,145)	(24,649)	(1,017,828)	(43,740)
Interest expense	(1,565)	--	(4,159)	--

NET LOSS	$(16,710)	$(24,649)	$(1,021,987)	$(43,740)

Basic and diluted loss
per share	$(0.00)	$(0.02)	$(0.01)	$(0.04)
Weighted average
shares outstanding	74,937,109	1,000,000	73,266,160	1,000,000

ABAZIAS, INC
STATEMENTS OF CASH FLOW
Nine Months Ended September 30, 2004 and 2003
(unaudited)

	2004	2003
Cash Flows From Operating Activities
Net loss	$(1,021,987)	$(43,740)
Adjustments to reconcile net loss to net cash
used in operating activities:
Common stock issued for services	970,000	--
Imputed interest on stockholder loan	4,159	--
Depreciation	721	--
Changes in:
Accounts receivable	(4,857)	6,470
Accounts payable	30,013	32,137
Accrued expenses	--	(6,272)

Net Cash Used In Operating Activities	(21,951)	(11,405)

Cash Flows From Financing Activities
Proceeds from note	--	7,955
Proceeds from stockholder loan	31,900	--
Payments on stockholder loans	--	(1,400)
Dividends Paid	--	(4,196)

Net Cash Provided By Financing Activities	31,900	2,359

Net change in cash	9,949	(9,046)
Cash at beginning of year	--	9,046

Cash at end of year
	$9,949	$--

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

Note 3 – SUBSEQUENT EVENT

On October 5, 2004, 333,000 shares of common stock were issued to a public relations firm at a value of $16,650.

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

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2004 and 2003

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Sales	$616,819	$356,407	$1,535,737	$1,163,541
Cost of sales	566,142	330,881	1,406,063	1,096,348

Gross profit	50,677	25,526	129,674	67,193
General and administrative	65,822	50,175	1,147,502	110,933

Net operating loss	(15,145)	(24,649)	(1,017,828)	(43,740)
Interest expense	(1,565)	--	(4,159)	--

NET LOSS	$(16,710)	$(24,649)	$(1,021,987)	$(43,740)

Three Ended September 30, 2004 and 2003

Our sales for the three months ended September 30, 2004 vs. three months ended September 30, 2003 increased 73% to $616,819 from $356,407 due to increased sales.

Our cost of sales for the three months ended September 30, 2004 vs. three months ended September 30, 2003 increased 71% to $566,142 from $330,881 due to increased sales.

Our general and administrative expenses for the three months ended September 30, 2004 vs. three months ended September 30, 2003 increased 31% to $65,822 from $50,175 due primarily to our increased sales.

Our interest expense for the three months ended September 30, 2004 vs. three months ended September 30, 2003 increased to $1,565 due to an increase the loan from the major shareholder.

Accordingly, our net loss for the three months ended September 30, 2004 vs. three months ended September 30, 2003 decreased 32% to $16,710 from $24,649 primarily due to an increase in gross profit not offset by the increase in general and administrative expenses.

Nine Months Ended September 30, 2004 and 2003

Our sales for the nine months ended September 30, 2004 vs. nine months ended September 30, 2003 increased 32% to $1,535,737 from $1,163,541 due to increased sales.

Our cost of sales for the nine months ended September 30, 2004 vs. nine months ended September 30, 2003 increased 28% to $1,406,063 from $1,096,348 due to due to increased sales.

Our general and administrative expenses for the nine months ended September 30, 2004 vs. nine months ended September 30, 2003 increased 934% to $1,147,502 from $110,933 due primarily to expensing of stock issued to various management and consultants.

Our interest expense for the nine months ended September 30, 2004 vs. nine months ended September 30, 2003 increased to $4,159 due to an increase the loan from the major shareholder.

Accordingly, our net loss for the nine months ended September 30, 2004 vs. nine months ended September 30, 2003 increased 2236% to $1,021,987 from $43,740 primarily due to primarily due to the expensing of stock issued to various management and consultants.

Liquidity and Capital Resources

At September 30, 2004, we had an accumulated deficit of $3,256,902. We had $9,949 cash available as of September 30, 2004. We also had $20,957 of accounts receivable as of that date. Assuming we collect all receivables, we can continue operations for approximately 5 months if we do not have revenues. Thereafter, we will need to continue generating operating revenues or secure other funding on or before February 1, 2005 in the amount of $131,978 to remain operational until September 30, 2005. There are no preliminary or definitive agreements or understandings with any party for such financing. We cannot predict when, if ever, that will happen if necessary.

On August 5, 2003, Abazias issued a promissory note in the amount of $8,000. The note is due on demand, bears no interest and has no collateral.

The majority stockholder advances money to Abazias on an as-needed basis. The advances are due on demand, bear no interest and have no collateral. At September 30, 2003, the amount of the advance was $78,236.

As of September 30, 2004, we had $82,624 of trade accounts payable.

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

Item 2. Changes in Securities

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

Dated: November 22, 2004