Form 10-K
period 2004-12-31
ABAZIAS INC
filed 2005-04-13
CIK 1096208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2004

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Abazias, Inc.
(Exact name of registrant as specified in its charter)

Florida	333-112167	65-0636277
(State or other jurisdiction of incorporation)	(Commission File No.)	(IRS Employer Identification No.)

5214 SW 91st Terrace, Suite A
Gainesville, FL 32608
(Address of principal executive offices) (Zip Code)

352-264-9940
(Registrant's telephone number)

Securities Registered Pursuant to Section 12(b) of the Act: NONE

     Title of each class                       Name of each exchange on which registered

Securities Registered Pursuant to Section 12(g) of the Act:

COMMON
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [   ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer’s revenues for its most recent fiscal year was $ 2,061,958.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of April 11, 2005: $1,782,908.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

As of the date of this filing, the Company’s Common Stock is trading on the over the counter bulletin board.

The number of shares outstanding of each of the issuer’s classes of common equity, as of December 31, 2004 75,470,109 of common stock.

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

No documents are incorporated by reference into this Annual Report on Form 10-KSB.

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

Table of Contents

PART I	4
ITEM 1. BUSINESS	4
Our poor financial condition means that you will be unable to determine whether we will become profitable
Our accountants have issued a going concern opinion	12
Because our planned growth is in part contingent upon receiving additional funding, you will be unable to
evaluate whether our business will be successful	12
Our officers and directors can exert control over matters requiring stockholder approval	13
Oscar Rodriguez is our Chief Executive Officer, Jesus Diaz is our Chief Financial Officer and Aaron Taravella
is our Chief Information Officer; if we lose their services, our revenues may be reduced	13
Because our common stock is considered a penny stock, our common stock is considered a high-risk investment
and is subject to restrictions on marketability; you may be unable to sell your shares	13
Certain Delaware corporation law provisions could prevent a potential takeover of us which could adversely
affect the market price of our common stock or deprive you of a premium over the market price	14
Shares eligible for future sales under Rule 144 if sold could reduce the market price of our shares	14
We expect our quarterly financial results to fluctuate which may lead to volatility in our stock price	15
As a result of seasonal fluctuations in our net sales, our quarterly results may fluctuate and could be below
expectations	16
Our failure to acquire diamonds and fine jewelry at commercially reasonable prices would result in higher
costs and lower net sales and damage our competitive position	16
Purchasers of diamonds and fine jewelry may not choose to shop online, which would prevent us from increasing
net sales	16
We face significant competition and may be unsuccessful in competing against current and future competitors	17
Our failure to meet customer expectations with respect to price would adversely affect our business and
results of operations	18
We rely exclusively on the sale of diamonds and fine jewelry for our net sales, and demand for these products
could decline	18
The success of our business may depend on our ability to successfully expand our product offerings	19
If our fulfillment operations are interrupted for any significant period of time, our business and results of
operations would be substantially harmed	19
We may fail to successfully expand our fulfillment capabilities, which would substantially harm our business
and results of operations	19
We rely on our suppliers and third-party carriers as part of our fulfillment process, and these third parties
may fail to adequately serve our customers	19
If we are unable to accurately manage our inventory of fine jewelry, our reputation and results of operations
could suffer	20
We face the risk of theft of our products from inventory or during shipment	20
If the single facility where substantially all of our computer and communications hardware is located fails,
our business, results of operations and financial condition would be harmed	20
Increased product returns and the failure to accurately predict product returns could substantially harm our
business and results of operations	20
If use of the Internet, particularly with respect to online commerce, does not continue to increase as rapidly
as we anticipate, our business will be harmed	20
Our net sales may be negatively affected if we are required to charge taxes on purchases	21
Government regulation of the Internet and e-commerce is evolving and unfavorable changes could substantially
harm our business and results of operations	21
Interruptions to our systems that impair customer access to our web site would damage our reputation and brand
and substantially harm our business and results of operations	22
Our failure to address risks associated with credit card fraud could damage our reputation and brand and may
cause our business and results of operations to suffer	22
ITEM 2. DESCRIPTION OF PROPERTY	22
ITEM 3. LEGAL PROCEEDINGS	23
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	23
PART II	23
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS	23
ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	25
ITEM 7. FINANCIAL STATEMENTS	F-1
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	29
ITEM 8A. CONTROLS AND PROCEDURES	29
PART III	29
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE
EXCHANGE ACT	29
ITEM 10. EXECUTIVE COMPENSATION	30
ITEM 11. SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITY HOLDERS	30
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	31
ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K	31
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES	32

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

We currently deal on a regular basis with between 20 to 30 diamond and fine jewelry dealers who grant us credit. This credit varies between each dealer, from $0 to $200,000. In addition, there are currently in the area of three to five dealers which extend no credit at all. With these dealers it is required that we either provide an independent form of credit or wire transfer before we are able to procure any inventory. However, our current business model requires payments from customers in advance. In the event that a customer decides to return an item, he is responsible for shipping and insuring it back to us. Once we receive the item and verify it’s condition we refund the customer by the same method he used to make payment. We then ship the item back to the dealer, in most cases we will require no refund since, we usually have the item extended to us on credit. If we have already made payment the dealer will usually refund us by bank wire transfer. Abazias extends a 10 ten day unconditional return policy to all it’s customers. We also offer on 80% value lifetime trade up policy on all diamond purchases.

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

Seasonality

Our business has been highly seasonal, reflecting the retail industry’s general pattern of peak sales in late November and December during the holiday shopping season. The fourth quarter of 2004 accounted for approximately 35% our net sales In anticipation of increased sales activity during the fourth quarter, we incur additional expenses, including customer support and jewelry assembly costs. In addition, we make merchandising and inventory decisions for the holiday season well in advance. We also have experienced relatively higher net sales in February and May relating to Valentine’s Day and Mother’s Day. Due to the seasonality of our sales, our quarterly results will fluctuate, perhaps significantly.

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

Employees

As of December 31, 2004, we employ directly or indirectly approximately 10 individuals, half of which are on a full-time basis. The employee make up breaks down as follows: 2 are management, 2 are administrative, 2 are IT, and 4 are sales.

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

Abazias incurred a net loss of $1,012,540 for the year ended December 31, 2004, and has a negative working capital of $92,732 as of December 31, 2004. We believe we have and can generate sufficient cash resources to operate for the next 12 months.

However, in order to become profitable, we may still need to secure additional debt or equity funding. If it becomes necessary, we hope to be able to raise additional funds from an offering of our stock in the future. However, this offering may not occur, or if it occurs, may not raise the required funding. There are no preliminary or definitive agreements or understandings with any party for such financing.

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

There are 25,470,109 shares of our common stock held by non-affiliates and 50,000,000 shares of our common stock held by affiliates that Rule 144 of the Securities Act of 1933 defines as restricted securities. No shares have been sold pursuant to Rule 144 of the Securities Act of 1933. Of the shares owned by non-affiliates, all were sold more than two years ago or were registered on Form S-8 and thus may be transferred free of any restrictions except for restricted share issuances to non- affiliates in 2004 and 2005 as follows:

•	On April 21, 2004, 720,000 shares of common stock were issued to two consultants.

•	On May 21, 2004, 1,100,000 shares of common stock were issued to two consultants.

•	On October 5, 2004, 333,000 shares of common stock were issued to a public relations firm.

•	On December 8, 2004, 200,000 shares of common stock were issued to a consultant.

•	During January 2005, Abazias issued 167,000 shares of common stock to a public relations firm.

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

As a result of the provisions of Rule 144, all of the restricted securities held by affiliates are available for sale in a public market, subject to the provisions of Rule 144. Those shares issued in 2004 as listed above are available for sale in a public market one year after the date of issue, subject to the provisions of Rule 144. The availability for sale of substantial amounts of common stock under Rule 144 could reduce prevailing market prices for our securities.

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

                  We have experienced and expect to continue to experience seasonal fluctuations in our net sales. In particular, a disproportionate amount of our net sales normally has been realized during the fourth quarter as a result of the December holiday season, and we expect this seasonality to continue in the future. About 25% of our sales of 2004 were generated in the fourth quarter. In anticipation of increased sales activity during the fourth quarter, we may incur significant additional expenses, including higher inventory of jewelry and additional staffing in our fulfillment and customer support operations. If we were to experience lower than expected net sales during any future fourth quarter, it would have a disproportionately large impact on our operating results and financial condition for that year. We also experience considerable fluctuations in net sales in periods preceding other special annual occasions such as Valentine’s Day and Mother’s Day. In the future, our seasonal sales patterns may become more pronounced, may strain our personnel and fulfillment activities and may cause a shortfall in net sales as compared to expenses in a given period, which would substantially harm our business and results of operations.

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

                  Many of our current and potential competitors have advantages over us, including longer operating histories, greater brand recognition, existing customer and supplier relationships, and significantly greater financial, marketing and other resources. In addition, traditional store-based retailers offer consumers the ability to physically handle and examine products in a manner that is not possible over the Internet as well as a more convenient means of returning and exchanging purchased products.

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

ITEM 2.  DESCRIPTION OF PROPERTY

All of our facilities are currently located in Gainesville, Florida. Our corporate headquarters consists of approximately 1000 square feet which we rent on a month to month basis. Our Landlord is Oscar Rodriquez our CEO and our monthly rent is approximately $800.00. We believe that our facilities will be adequate to meet our current needs.  However, as we continue to implement our business plan, we may need to relocate our headquarters office space.  We anticipate such facilities are available to meet our development and expansion needs in existing and projected target markets for the foreseeable future.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market information

Our stock became qualified for quotation on the over the counter bulletin board under the symbol BOLX on 5/13/99. Our symbol changed to ABZS on 10/9/03.

High and Low Sales Prices for each quarter within the last two fiscal years.

	High	Low
3/31/04 --	.10		.08
6/30/04 --	.06		.06
9/30/04 --	.05		.04
12/31/04 --	.09		.09
03/31/03 ---	1.08	0	.15000
06/30/03 ---	0.15	0	.06000
09/30/03 ---	0.20	0	.10000
12/31/03 ---	0.29	0	.11000

*The quotations reflect inter-dealer prices, without mark-up, mark-down or commission and may not represent actual transactions.

23

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

Recent Sales of Unregistered Securities

On April 21, 2004, 720,000 shares of common stock were issued to two consultants for a value of $36,000.

On May 21, 2004, 1,100,000 shares of common stock were issued to two consultants for a value of $154,000.

On October 5, 2004, 333,000 shares of common stock were issued to a public relations firm for a value of $16,650.

On December 8, 2004, 200,000 shares of common stock were issued to a consultant for a value of $17,000.

All values were based upon our trading price at the date of issue.

These shares were issued in reliance upon Section 4(2) of the 1933 Act in view of the following:

•	None of these issuances involved underwriters, underwriting discounts or commissions.

•	Restrictive legends are placed on all certificates issued.

•	The distribution did not involve general solicitation or advertising.

•	The distributions were made only to accredited investors or investors who were believed to be sophisticated enough to evaluate the risks of the investment.

Holders

As of December 31st, 2004, we have 75,470,109 shares of Common Stock issued and outstanding held by 64 shareholders of record.

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

RESULTS OF OPERATIONS

Years Ended December 31, 2004 and 2003

	2004	2003
Sales	$2,061,958	$1,674,163
Cost of sales	1,820,985	1,574,164

Gross profit	240,973	99,999
General and administrative	1,247,468	2,345,983

Net operating loss	(1,006,495)	(2,245,984)
Interest expense	(6,045)	(2,368)

Net Loss	$(1,012,540)	$(2,248,352)

Basic and diluted loss per share	$(0.01)	$(0.04)
Weighted average shares outstanding	74,151,862	54,936,735

Year ended December 31, 2004 vs. Year ended December 31, 2003.

Our sales for the year ended December 31, 2004 vs. year ended December 31, 2003 increased 23% from $1,674,163 to $2,061,958 due to increased sales.

Our cost of sales for the year ended December 31, 2004 vs. year ended December 31, 2003 increased 16% from $1,574,164 to $1,820,985 due to corresponding increased sales.

Our general and administrative expenses for the year ended December 31, 2004 vs. year ended December 31, 2003 decreased 47% from $2,345,983 to $1,247,468 due to reduction in stock issued to management and various consultants.

Our interest expense for the year ended December 31, 2004 vs. year ended December 31, 2003 increased 155% from $2,368 to $6,045 due to an increase in principal liability.

Accordingly, our net loss for the year ended December 31, 2004 vs. year ended December 31, 2003 decreased 55% from $2,248,352 to $1,012,540 primarily due to reduction in stock issued to management and various consultants.

During 2004, no one supplier provided 10% of total purchases. During 2003, one supplier provided 15% of total purchases. All other suppliers provided less than 10% of total purchases.

Liquidity and Capital Resources

Abazias incurred a net loss of $1,012,540 for the year ended December 31, 2004, and has a negative working capital of $92,732 as of December 31, 2004. At December 31, 2004, we had a stockholders deficit of $88,411. We had $60,732 of cash available as of December 31, 2004. We also as of that date had $74,500 of accounts receivable, and $155,963 of accounts payables respectively.

However, in order to become profitable, we may still need to secure additional debt or equity funding. If it becomes necessary, we hope to be able to raise additional funds from an offering of our stock in the future. However, this offering may not occur, or if it occurs, may not raise the required funding. There are no preliminary or definitive agreements or understandings with any party for such financing.

These conditions create an uncertainty as to Abazias’s ability to continue as a going concern. The majority stockholder advances money to Abazias on an as-needed basis. The advances are due on demand, bear no interest and have no collateral. At December 31, 2004, the amount of the advance was $78,235.

Management in addition is trying to raise additional capital through sales of common stock as well as seeking financing from third parties. The financial statements do not include any adjustments that might be necessary if Abazias is unable to continue as a going concern.

Our financial condition could inhibit our ability to achieve our business plan, because we are currently operating at a loss, an investor cannot determine if or when we will ever become profitable.

ITEM 7.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Abazias, Inc.
Gainesville, Florida

We have audited the accompanying balance sheet of Abazias, Inc., as of December 31, 2004 and the related statement of operations, stockholders’ deficit, and cash flows for each of the two years then ended. These financial statements are the responsibility of Abazias, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Abazias, Inc., as of December 31, 2004, and the results of its operations and its cash flows for the periods described in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Abazias, Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, Abazias, Inc. suffered recurring losses from operations and has a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

February 8, 2005	MALONE & BAILEY, PC BY: /S/ MALONE & BAILEY, PC —————————————— MALONE & BAILEY, PC www.malone-bailey.com Houston, Texas

ABAZIAS, INC.

BALANCE SHEET
December 31, 2004

ASSETS
Current assets
Cash	$60,732
Accounts receivable	74,500
Inventory	14,234

Total current assets	149,466
Property & equipment, net of accumulated
depreciation of $2,405	4,321

Total Assets	$153,787

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$155,963
Note payable	8,000
Loans from stockholders	78,235

Total Current Liabilities	242,198

Commitments and Contingencies	--
Stockholders' Deficit
Common stock, $.001 par value, 150,000,000 shares
authorized, 75,470,109 issued and outstanding	75,470
Additional paid-in capital	3,083,574
Accumulated deficit	(3,247,455)

Total Stockholders' Deficit	(88,411)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$153,787

See accompanying summary of accounting policies and notes to financial statements.

ABAZIAS, INC.

STATEMENTS OF OPERATIONS
Years Ended December 31, 2004 and 2003

	2004	2003
Sales	$2,061,958	$1,674,163
Cost of sales	1,820,985	1,574,164

Gross profit	240,973	99,999
General and administrative	1,247,468	2,345,983

Net operating loss	(1,006,495)	(2,245,984)
Interest expense	(6,045)	(2,368)

Net Loss	$(1,012,540)	$(2,248,352)

Basic and diluted loss per share	$(0.01)	$(0.04)
Weighted average shares outstanding	74,151,862	54,936,735

See accompanying summary of accounting policies and notes to financial statements.

ABAZIAS, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
Years Ended December 31, 2003 and 2004

	Common Stock		Additional Paid-in	Retained
	Shares	Amount	Capital	Deficit	Totals
Balances,
December 31, 2002	50,000,000	$50,000	$(40,000)	$ 13,437	$23,437
Shares issued in
reverse
acquisition	11,867,109	11,867	(11,867)		--
Shares issued for
services	14,250,000	14,250	2,123,250		2,137,500
Shares cancelled	(9,500,000)	(9,500)	9,500		--
Imputed interest			1,850		1,850
Net loss				(2,248,352)	(2,248,352)

Balances,
December 31, 2003	66,617,109	66,617	2,082,733	(2,234,915)	(85,565)
Shares issued for
services	8,853,000	8,853	994,797		1,003,650
Imputed interest			6,044		6,044
Net loss				(1,012,540)	(1,012,540)

Balances,
December 31, 2004	75,470,109	$75,470	$3,083,574	$ (3,247,455)	$(88,411)

See accompanying summary of accounting policies and notes to financial statements.

ABAZIAS, INC

STATEMENTS OF CASH FLOWS
Years Ended December 31, 2004 and 2003

	2004	2003
Cash Flows From Operating Activities
Net loss	$(1,012,540)	$(2,248,352)
Adjustments to reconcile net loss to net cash
used in operating activities:
Common stock issued for services	1,003,650	2,137,500
Imputed interest on stockholder loan	6,045	1,850
Depreciation	961	961
Changes in:
Accounts receivable	(58,401)	(10,194)
Inventory purchases	(14,234)	--
Due from officer	--	18,322
Accounts payable	103,351	50,338
Accrued expenses	--	(10,034)

Net Cash Provided by (Used
In) Operating Activities	28,832	(59,609)

Cash Flows From Investing Activities
Purchase of equipment	--	(3,986)

Net Cash Used in Investing Activities	--	(3,986)

Cash Flows From Financing Activities
Proceeds from stockholder loan	31,900	46,335
Proceeds from note	--	8,000

Net Cash Provided By Financing Activities	31,900	54,335

Net change in cash	60,732	(9,260)
Cash at beginning of year	--	9,260

Cash at end of year	$60,732	$--

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

Cash Equivalents. Highly liquid investments with original maturities of three months or less are considered cash equivalents. There were no cash equivalents as of December 31, 2004.

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

Advertising Costs are expensed as incurred. Advertising costs were $41,491 and $73,241 for the years ended December 2004 and 2003, respectively.

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

Basic and Diluted Income (Loss) Per Share. Basic and diluted income (loss) per share equals net income (loss) divided by weighted average shares outstanding during the period. Diluted income (loss) per share includes the impact of common stock equivalents using the treasury stock method when the effect is dilutive. There were no common stock equivalents during 2004 or 2003.

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

NOTE 2 – GOING CONCERN

Abazias incurred a net loss of $1,012,540 for the year ended December 31, 2004, and has a negative working capital of $92,732 as of December 31, 2004. These conditions create an uncertainty as to Abazias’s ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock as well as seeking financing from third parties. The financial statements do not include any adjustments that might be necessary if Abazias is unable to continue as a going concern.

NOTE 3 – NOTE PAYABLE

On August 5, 2003, Abazias issued a promissory note in the amount of $8,000. The note is due on demand, bears no interest and has no collateral.

NOTE 4 – LOANS FROM STOCKHOLDER

The majority stockholder advances money to Abazias on an as-needed basis. The advances are due on demand, bear no interest and have no collateral. Imputed interest expense of 8% was recorded as a contribution to capital. The balance as of December 31, 2004 and 2003 was $78,235 and $46,335, respectively.

NOTE 5 — INCOME TAXES

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2004 are as follows:

Deferred tax assets:
Net operating loss carryforward	$38,028
Less: valuation allowance	(38,028)

Net current deferred tax assets	--

Abazias has net operating carry forwards of $111,848 as December 31, 2004 which expire in the year 2023 and 2024.

NOTE 6 — EQUITY

On October 15, 2003, 13,500,000 shares of common stock were issued for services to two consultants for a value of $2,025,000.

On October 15, 2003, 750,000 shares of common stock were issued for services to an attorney for a value of $112,500.

On February 3, 2004, 6,500,000 shares of common stock were issued to a consultant for a value of $780,000.

On April 21, 2004, 720,000 shares of common stock were issued to two consultants for a value of $36,000.

On May 21, 2004, 1,100,000 shares of common stock were issued to two consultants for a value of $154,000.

On October 5, 2004, 333,000 shares of common stock were issued to a public relations firm for a value of $16,650.

On December 8, 2004, 200,000 shares of common stock were issued to a consultant for a value of $17,000.

NOTE 7 – MAJOR SUPPLIERS & CUSTOMERS

During 2004, no one supplier provided 10% of total purchases. During 2003, one supplier provided 15% of total purchases. All other suppliers provided less than 10% of total purchases.

NOTE 8 – SUBSEQUENT EVENT

During January 2005, Abazias issued 167,000 shares of common stock to a public relations firm for a value of $16,700.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None — Not Applicable

Item 8A. Controls and Procedures

The Corporation maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, the Corporation’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Corporation’s disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective as of the end of the period covered by this report. There were no changes in the Corporation’s internal control over financial reporting that occurred during the Corporation’s most recent fiscal year that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The board of directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director shall be elected for the term of one year, and until his successor is elected and qualified, or until his earlier resignation or removal. Our directors, executive officers and key employees are as follows:

Name	Age	Position
Oscar Rodriguez	38	CEO and Director

Jesus Diaz	36	CFO and Director

Aaron Taravella	27	CIO and Director

Oscar Rodriguez — From September 2001 to the present Mr. Rodriguez has been president of Abazias Inc. >From November 1997 Mr. Rodriguez has been owner and president of OR Jewelry Inc., currently doing business as Oscars’ Jewelry. In December of 1990 Mr. Rodriguez received his Diamonds and Diamond grading certification from the (GIA) The Gemological Institute of America. On May of 1987 Mr. Rodriguez received His Associates in Arts from Santa Fe community college.

Jesus Diaz — From June 2002 until closing, he was operations manager at Abazias. From June 2002 to the present he has been the manager of National WLD Techmark Inc. May 1999 to June 2002 he was the manager of University Cash Inc. From July of 1998 to May of 1999 he was a manager with Speedy Cash. In May of 1998 Mr. Diaz received his degree in History from the University of Florida. Mr. Diaz will spend approximately 85% of his time on our business.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of beneficial ownership and changes in beneficial ownership of our securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities).  Directors, executive officers and beneficial owners of more than 10% of our Common Stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file. Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to us, or written representations that no reports were required, we believe that for the fiscal year ended December 31, 2004 beneficial owners complied with Section 16(a) filing requirements applicable to them.

ITEM 10. EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth compensation paid to Mr. Rodriguez, our current president and CEO.  No other executive officer received compensation in excess of $60,000 during that period.

Name	Position	Year	Compensation
Oscar Rodriguez	CEO	2004	$ 36,000.00
		2003	$ 28,385.12

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

Name	Number of Shares	Percentage of Shares Issued
Oscar Rodriguez	35,000,000	46.4%
Jesus Diaz	10,000,000	13.3%
Aaron Taravella	5,000,000	3.6%
Rob Rill	7,000,000	9.3%
Doug Zemsky	6,500,000	8.6%
Marc Baker	6,500,000	8.6%
All officers and directors as a group [3 persons]	50,000,000	66.3%

This table is based upon information derived from our stock records.  Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, it believes that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned.  Applicable percentages are based upon 75,470,109 shares of common stock outstanding as of December 31st, 2004.

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

Mr.     Rodriguez advances money to Abazias on an as-needed basis. The advances are due on demand, bear no interest and have no collateral. At December 31, 2004, the amount of the advance was $78,235. In 2003 and 2004, we issued the following shares to the following consultants:

Name	Number of Shares	Valued At
Rob Rill	7,000,000	$1,050,000
Doug Zemsky	6,500,000	$ 975,000
Marc Baker	6,500,000	$ 780,000

The shares were valued based upon our trading price at date of issue.

All of our facilities are currently located in Gainesville, Florida. Our corporate headquarters consists of approximately 1000 square feet which we rent on a month to month basis. Our Landlord is Oscar Rodriquez our CEO and our monthly rent is approximately $800.00.

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
The following exhibits listed are filed as part of this Report:
31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer Oscar Rodriguez
32.1 Section 1350 Certification, Oscar Rodriguez
31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer, Jesus Diaz
32.2 Section 1350 Certification, Jesus Diaz

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit fees

2002 - None, did not represent
2003 - $7,500.00
2004 - $7,500.00
Audit fees only. No other fees as described in Item 9e of Schedule 14A.

The Company currently does not have a designated Audit Committee, and accordingly, the Company's Board of Directors' policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, and tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Company's Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Title	Name	Date	Signature
Principal Executive Officer	Oscar Rodriguez	April 11, 2005	/s/ Oscar Rodriguez
Principal Accounting Officer	Jesus Diaz	April 11, 2005	/s/ Jesus Diaz
Principal Financial Officer	Jesus Diaz	April 11, 2005	/s/ Jesus Diaz

Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the date indicated.

SIGNATURE	NAME	TITLE	DATE
/s/ Oscar Rodriguez	Oscar Rodriguez	Director	April 11, 2005
/s/ Jesus Diaz	Jesus Diaz	Director	April 11, 2005
/s/ Aaron Taravella	Aaron Taravella	Director	April 11, 2005