Form 10QSB
period 2005-03-31
ABAZIAS INC
filed 2005-05-20
CIK 1096208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB

         (Mark one)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2005

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission file number: 0-27565

Abazias, Inc.
(Exact name of registrant as specified in its charter)

Delaware	0-23532	65-0636277
(State or other jurisdiction of incorporation)	(Commission File No.)	(IRS Employer Identification No.)

5214 SW 91st Terrace Suite AGainesville, FL 32608
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common Stock, $.001 par value 75,637,109 shares outstanding as of March 31, 2005.

Transitional Small Business Disclosure Format: Yes [  ] No [X]

PART I.

Item 1. FINANCIAL INFORMATION

ABAZIAS, INC.
BALANCE SHEET
March 31, 2005
(unaudited)

ASSETS
Current assets
Accounts receivable	$82,340
Inventory	14,234

Total current assets	96,574
Property & equipment, net of accumulated
depreciation of $2,645	4,081

TOTAL ASSETS	$100,655

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Bank overdraft	$20,401
Accounts payable	91,375
Note payable	8,000
Loans from stockholders	78,235

Total Current Liabilities	198,011

Commitments and Contingencies	--
Stockholders' Deficit
Common stock, $.001 par value, 150,000,000 shares
authorized, 75,637,109 issued and outstanding	75,637
Additional paid-in capital	3,101,832
Accumulated deficit	(3,274,825)

Total Stockholders' Deficit	(97,356)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$100,655

ABAZIAS, INC.
STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2005 and 2004
(unaudited)

	2005	2004
Sales	$413,588	$528,926
Cost of sales	347,443	488,428

Gross profit	66,145	40,498
General and administrative	91,790	834,269

Net operating loss	(25,645)	(793,771)
Interest expense	(1,725)	(1,090)

Net Loss	$(27,370)	$(794,861)

Basic and diluted loss per share	$(0.00)	$(0.01)
Weighted average shares outstanding	75,588,865	72,560,492

ABAZIAS, INC
STATEMENTS OF CASH FLOW
Three Months Ended March 31, 2005 and 2004(unaudited)

	2005	2004
Cash Flows From Operating Activities
Net loss	$(27,370)	$(794,861)
Adjustments to reconcile net loss to net cash
used in operating activities:
Common stock issued for services	16,700	780,000
Imputed interest on stockholder loans	1,725	1,090
Depreciation	240	240
Changes in:
Accounts receivable	(7,840)	(20,810)
Bank overdraft	20,401	--
Accounts payable	(64,588)	34,041
Accrued expenses	--	--

Net Cash Used In Operating Activities	(60,732)	(300)

Cash Flows From Financing Activities
Proceeds from stockholder loan	--	300

Net Cash Provided By Financing Activities	--	300

Net change in cash	(60,732)	--
Cash at beginning of period	60,732	--

Cash at end of period
	$--	$--

ABAZIAS, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)

NOTE 1 — SUMMARY OF ACCOUNTING POLICIES

The accompanying unaudited interim financial statements of Abazias, Inc., a Delaware corporation (“Abazias”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Abazias’ latest Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, 2004, as reported in Form 10-KSB, have been omitted.

NOTE 2 — COMMON STOCK

In January 2005, Abazias issued 167,000 shares of common stock to a public relations firm for a value of $16,700.

NOTE 3 – SUBSEQUENT EVENTS

0n April 4, 2005, Abazias issued 650,000 shares of common stock to a financial advisor for a total value of $48,750. Abazias also granted the financial advisor two-year options to acquire a total of 2,000,000 shares of common stock at an exercise price of $.10 per share. The fair value of the options was $92,850 and they vest immediately.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Some of the statements contained in this Form 10-KSB that are not historical facts are “forward-looking statements” which can be identified by the use of terminology such as “estimates,” “projects,” “plans,” “believes,” “expects,” “anticipates,” “intends,” or the negative or other variations, or by discussions of strategy that involve risks and uncertainties.  We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-QSB, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses.  No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.  Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

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

RESULTS OF OPERATIONS

Three Ended March 31, 2005 and 2004

	(unaudited)
	3-31-2005	3-31-2004
Sales	$413,588	$528,926
Cost of sales	347,443	488,428

Gross profit	66,145	40,498
General and administrative	91,790	834,269

Net operating loss	(25,645)	(793,771)
Interest expense	(1,725)	(1,090)

Net Loss	$(27,370)	$(794,861)

Three Ended March 31, 2005 and 2004

Our sales for the three months ended March 31, 2005 vs. three months ended March 31, 2004 decreased 22% to $413,588 from $528,926 due to decreased sales.

Our cost of sales for the three months ended March 31, 2005 vs. three months ended March 31, 2004 decreased 29% to $347,443 from $488,428 due to decreased sales.

Our general and administrative expenses for the three months ended March 31, 2005 vs. three months ended March 31, 2004 decreased 908% to $91,790 from $834,269 due primarily to our decreased stock expensing.

Our interest expense for the three months ended March 31, 2005 vs. three months ended March 31, 2004 increased to $1,725 due to an increase the loan from the major shareholder.

Accordingly, our net loss for the three months ended March 31, 2005 vs. three months ended March 31, 2004 decreased 2904% to $27,370 from $794,861 primarily due to an increase in gross profit and a decrease in stock expensing.

Liquidity and Capital Resources

Abazias incurred a net loss of $27,370 for the quarter ending March 31, 2005, and has a negative working capital of $101,437 as of March 31st, 2005. At March 31, 2005, we had a stockholders deficit of $97,356. We had $61,527 of cash available as of March 31, 2005. We also as of that date had $7,840 of accounts receivable, and $64,588 of accounts payables respectively.

However, in order to become profitable, we may still need to secure additional debt or equity funding. If it becomes necessary, we hope to be able to raise additional funds from an offering of our stock in the future. However, this offering may not occur, or if it occurs, may not raise the required funding. There are no definitive agreements or understandings with any party for such financing.

These conditions create an uncertainty as to Abazias’s ability to continue as a going concern. The majority stockholder advances money to Abazias on an as-needed basis. The advances are due on demand, bear no interest and have no collateral. At March 31, 2005, the amount of the advance was $78,235.

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

As of March 31, 2005, we had $91,375 of trade accounts payable.

There are no long term commitments.

During the first 3 months of 2005, one supplier provided 16% of total purchases. All other suppliers provided less than 10% of total purchases.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In January 2005, Abazias issued 167,000 shares of common stock to a public relations firm for a value of $16,700.

These shares were issued and redeemed in reliance upon Section 4(2) of the 1933 Act in view of the following:

•	None of these issuances involved underwriters, underwriting discounts or commissions.
•	Restrictive legends were and will be placed on all certificates issued as described above.
•	The distribution did not involve general solicitation or advertising.
•	The distributions were made only to investors who were sophisticated enough to evaluate the risks of the investment.

Although some of the investors may have also been accredited, we provided the following to all investors:

•	Access to all our books and records.
•	Access to all material contracts and documents relating to our operations.
•	The opportunity to obtain any additional information, to the extent we possessed such information, necessary to verify the accuracy of the information to which the investors were given access.

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

Dated: May 20, 2005	Abazias, Inc. BY: /S/ Oscar Rodriguez —————————————— Oscar Rodriguez President and Director BY: /S/ Jesus Diaz —————————————— Jesus Diaz Principal Financial Officer and Principal Accounting Officer