Form 10QSB/A
period 2005-03-31
ABAZIAS INC
filed 2005-05-23
CIK 1096208

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

NOTE 2 — COMMON STOCK

In January 2005, Abazias issued 167,000 shares of common stock to a public relations firm for services valued at $16,700.

NOTE 3 – SUBSEQUENT EVENTS

On April 4, 2005, Abazias issued 650,000 shares of common stock to a financial advisor for services valued of $48,750. Abazias also granted the financial advisor two-year options to acquire a total of 2,000,000 shares of common stock at an exercise price of $.10 per share. The fair value of the options was $92,850 and they vest immediately.

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

RESULTS OF OPERATIONS

Three Ended March 31, 2005 and 2004

	(unaudited)	(unaudited)
	3-31-2005	3-31-2004
Sales	$413,588	$528,926
Cost of sales	347,443	488,428

Gross profit	66,145	40,498
General and administrative	91,790	834,269

Net operating loss	(25,645)	(793,771)
Interest expense	(1,725)	(1,090)

Net Loss	$(27,370)	$(794,861)

Three Ended March 31, 2005 and 2004

Our sales for the three months ended March 31, 2005 vs. three months ended March 31, 2004 decreased 22% to $413,588 from $528,926 due to decreased sales.

Our cost of sales for the three months ended March 31, 2005 vs. three months ended March 31, 2004 decreased 29% to $347,443 from $488,428 due to decreased sales.

Our general and administrative expenses for the three months ended March 31, 2005 vs. three months ended March 31, 2004 decreased 90% to $91,790 from $834,269 due primarily to our decreased stock expensing.

Our interest expense for the three months ended March 31, 2005 vs. three months ended March 31, 2004 increased 58% to $1,725 from $1,090 due to an increase in loans from the major shareholders .

Accordingly, our net loss for the three months ended March 31, 2005 vs. three months ended March 31, 2004 decreased 97% to $27,370 from $794,861 primarily due to an increase in gross profit and a decrease in stock expensing.

Liquidity and Capital Resources

Abazias incurred a net loss of $27,370 for the quarter ending March 31, 2005, and has a negative working capital of $101,437 as of March 31st, 2005. At March 31, 2005, we had a stockholders deficit of $97,356. We had a bank overdraft of $20,401 as of March 31, 2005 along with accounts payable of $91,375 and a note payable of $8,000. We also had $82,340 of accounts receivable, and $14,234 of inventory.

However, in order to become profitable, we may still need to secure additional debt or equity funding. If it becomes necessary, we hope to be able to raise additional funds from an offering of our stock in the future. However, this offering may not occur, or if it occurs, may not raise the required funding. There are no definitive agreements or understandings with any party for such financing.

These conditions create an uncertainty as to Abazias’s ability to continue as a going concern. The majority stockholder advances money to Abazias on an as-needed basis. The advances are due on demand, bear no interest and have no collateral. At March 31, 2005, the amount of the advances was $78,235.

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

Dated: May 23, 2005	Abazias, Inc. BY: /S/ Oscar Rodriguez —————————————— Oscar Rodriguez President and Director BY: /S/ Jesus Diaz —————————————— Jesus Diaz Principal Financial Officer and Principal Accounting Officer