Form 10QSB
period 2005-06-30
ABAZIAS INC
filed 2005-08-16
CIK 1096208

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-QSB

(Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2005

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

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, $.001 par value
77,781,109 shares outstanding as of July 12, 2005.

Transitional Small Business Disclosure Format: Yes __ No X

PART I.

Item 1. FINANCIAL INFORMATION
ABAZIAS, INC.
BALANCE SHEET
June 30, 2005
(unaudited)

ASSETS
Current assets
Cash	$104,203
Accounts receivable	152,853
Inventory	89,441

Total current assets	346,497
Property & equipment, net of accumulated
depreciation of $2,886	3,840

TOTAL ASSETS	$350,337

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$336,915
Note payable	8,000
Loans from stockholders	78,235

Total Current Liabilities	423,150

Commitments and Contingencies	--
Stockholders' Deficit
Common stock, $.001 par value, 150,000,000 shares
authorized, 76,287,109 issued and outstanding	76,287
Additional paid-in capital	3,151,657
Accumulated deficit	(3,300,757)

Total Stockholders' Deficit	(72,813)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$350,337

ABAZIAS, INC.
STATEMENTS OF OPERATIONS
Three and Six Months Ended June 30, 2005 and 2004
(unaudited)

	Three Months		Six Months
	2005	2004	2005	2004

Sales	$735,683	$389,991	$1,149,271	$918,918
Cost of sales	618,258	351,494	965,702	839,922

Gross profit	117,425	38,497	183,569	78,996
General and administrative	141,633	247,410	233,423	1,081,679

Net operating loss	(24,208)	(208,913)	(49,854)	(1,002,683)
Interest expense	(1,725)	(1,504)	(3,449)	(2,595)

Net loss	$(25,933)	$(210,417)	$(53,303)	$(1,005,278)

Basic and diluted net
loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Weighted average
shares outstanding	76,187,109	74,154,472	75,847,098	72,421,505

ABAZIAS, INC
STATEMENTS OF CASH FLOW
Six Months Ended June 30, 2005 and 2004
(unaudited)

Cash Flows From Operating Activities	2005	2004
Net loss	$(53,303)	$(1,005,278)
Adjustments to reconcile net loss to net cash
used in operating activities:
Shares issued for services	65,450	970,000
Imputed interest on stockholder loan	3,449	2,596
Depreciation	480	480
Changes in:
Accounts receivable	(78,352)	(72,932)
Accounts payable	180,953	73,234
Inventory	(75,206)	--

Net Cash Provided By (Used In)
Operating Activities	43,471	(31,900)

Cash Flows From Financing Activities
Proceeds from stockholder loan	--	31,900

Net Cash Provided By Financing Activities	--	31,900

Net change in cash	43,471	--
Cash at beginning of period	60,732	--

Cash at end of period	$104,203	$--

Supplemental disclosure:
Income taxes paid	$--	$--
Interest paid	--	--

ABAZIAS, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

The accompanying unaudited interim financial statements of Abazias, Inc., a Delaware corporation (“Abazias”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Abazias’ latest Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent year, 2004, as reported in Form 10-KSB, have been omitted.

NOTE 2 - COMMON STOCK

During the six months ended June 30, 2005, Abazias issued 817,000 shares of common stock for services. The shares were valued at $65,450.

NOTE 3 - SUBSEQUENT EVENT

On July 12, 2005, Abazias sold 1,500,000 restricted shares for cash at $.10 per share for a total of $150,000.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Some of the statements contained in this Form 10-KSB that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties.  We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-QSB, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses.  No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.  Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

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

RESULTS OF OPERATIONS

Six Months Ended June 30, 2005 and 2004

	Six Months Ended June30 [unaudited]
	2005	2004
Sales	$1,149,271	$918,918
Cost of sales	965,702	839,922

Gross profit	183,569	78,996
General and administrative	233,423	1,081,679

Net operating loss	(49,854)	(1,002,683)
Interest expense	(3,449)	(2,595)

Net loss	$(53,303)	$(1,005,278)

Our sales for the six months ended June 30, 2005 vs. six months ended June 30, 2004 increased 25% to $1,149,271 from $918,919 primarily due to an increase in online marketing campaigns, especially with respect to increasing our visibility on search engine rankings. This is a result of our extensive internal search engine optimization campaign. In addition, an increased exposure in certain jewelry type portals, like pricegrabber.com and pricescope.com., assisted in this increase in revenue.

Our cost of sales for the six months ended June 30, 2005 vs. six months ended June 30, 2004 increased 15% to $965,702 from $839,922 due to the corresponding increase in the amount of diamonds sold for the period. This corresponding increase in costs is consistent with the proportional increase in additional sales for the period.

Our general and administrative expenses for the six months ended June 30, 2005, 2005 vs. six months ended June 30, 2004 decreased 78% to $233,423 from $1,081,879 due to a significant reduction expenses associated with stock issued to management or consultants.

Our interest expense for the six months ended June 30, 2005 vs. six months ended June 30, 2004 increased 33% to $3,449 from $2,595 due to an increase in principal liability owed to our major stockholder Oscar Rodriguez.

Accordingly, our net loss for the six months ended June 30, 2005 vs. six months ended June 30, 2004 decreased 95% to $53,303 from $1,005,278.

Liquidity and Capital Resources

At June 30, 2005, we had current assets of:

Cash	$104,203
Accounts receivable	152,853
Inventory	89,441

Total current assets	$346,497

At June 30, 2005, we had current liabilities as follows:

Current Liabilities
Accounts payable	$336,915
Note payable	8,000
Loans from stockholders	78,235
Total current liabilities	$423,150

With the exception of loans from stockholders, as described below, for which our shareholders have not requested and we do not anticipate a request for repayment in the next 12 months, our current assets and liabilities are approximately equal, and thus we do not believe present a liquidity issue.

We expect that our average cash revenues and expenses will continue at approximately the same levels during the next 12 months. Therefore, we expect we will continue to have positive cash flow during this period.

Although this positive cash flow position can change in the future, management feels reasonably confidant that it is in a position to maintain the required level of sales, and/or reduce corresponding expenses as needed to fulfill its financial obligations from a cash flow perspective on an ongoing basis into the future, although there is no assurance we can do so.

The majority stockholder advances money to Abazias on an as-needed basis. Notwithstanding his willingness to make advances in the past, he is under no legal obligation to make further advances in the future. The advances are due on demand, bear no interest and have no collateral. At June 30, 2005, the amount of the advance was $78,235 and the majority stockholder has not needed to make an advance on behalf of the company for the last four quarters.

As of June 30, 2005, we had $336,915 of trade accounts payable and receivables of $152,853. Subsequent to June 30, 2005, we received net proceeds of $150,000 from the sale of our stock to one investor, as described below.

We have no long term commitments.

However, we had non-cash expenses of $65,450 during the six months ended June 30, 2005 which resulted in a loss for financial statement purposes. We also had similar non cash expenses for the fiscal year ended December 31, 2004. As such, our accountants indicated that there is an uncertainty as to our ability to continue as a going concern.

Certain Accounting Policies

Revenue recognition

a) Return Policy- For most of our products, we offer an unconditional 10-day return policy, under which customers desiring to return a product receive a return authorization by calling our customer service center. We have, based on historical return figures, been able to determine that returns have never had any material impact on our financial statements, and historically been less then than 5% of total sales, based on analyzing historical return rates. We therefore expect no more than 5% of sales to be returned witch can only occur within 10 days after the sale is made. Returned products are treated as merchandise credits and are subject to the same inventory accountability. Revenue is recognized when the diamonds are shipped, and returns immediately debited against current sales upon any return.

b) Since we do not hold significant inventory, we have reviewed EITF 99-19, to clarify if we might be deemed a diamond agent and have to report sales on a net basis. We clearly do not fit under the appropriate definition as an agent for several reasons. Although we hold very little inventory, we purchase all of our diamonds under our credit facilities with our various wholesalers. This varies between many dealers and in same cases, requires us to wire funds before a diamond is shipped, to many dealers offering us credit terms of net 30 for payment. The customer that purchases a diamond or other product, does so with us solely, and is never even aware of our wholesaler relationships, and even at any time we’re aware, could not purchase from them. Consequently, regardless of whether we are paid or not for the diamond or other products we sell, we are obligated to pay our wholesaler for said product once shipped. We have purchased the diamond or product, and the responsibility of said product solely rests with us, including accepting a return from a customer, even when we in turn might not be able to return the same diamond to our wholesaler. Regardless of whether or not the company is deemed an agent, which we clearly are not, we would still fulfill all the indicators under EITF 99-19 for gross revenue reporting. We are the primary obligator in the arrangement, we maintain inventory risk in the event the product is returned, price establishment rests solely with us, we can and do modify the product frequently by mounting diamonds, as well as finishing them and other products, we can and do choose among many suppliers, all products sold are determined by us, we have physical loss risk, and additionally shoulder credit risk. Based on these reasons, we clearly are not an agent, and should report revenues on a gross basis.

Trade up policy

We have a lifetime trade up policy which provides a guaranteed trade up of 80% of the price of the original diamond purchase. This provides our customers with the ability and incentive to become and remain our customers for many years to come. This affords our customers an option that many of our competitors will not extend to them. If the buyer exercised his/her trade-in right (functionally an option written by us), we would exchange a new diamond in for the original. Under normal circumstances, any trade up policy exercised would be even more profitable than a sale not including an exercised policy. This is because, on average we would make our normal markup, in addition to getting a discount that is greater than our cost on the diamond traded. It is conceivably possible, in a catastrophic event to the diamond markets which caused the value of diamonds to drop, customers would want to take advantage of this policy. Our policy is limited to the value of the diamond traded in, being close to the value when purchased. As such, we are protected from the functional price guarantee as mentioned in EITF 00-24 and FIN 45. Specifically our policy is only valid when, the diamond is at least 80% of the wholesale per carat price at time of purchase, based on published wholesale prices in the Rappaport industry publication, which is the de-facto standard for diamond pricing. To date, no customers have exercised this policy with us. After reviewing EITF 00-24 and FIN 45, we would not have any potential financial exposure to account for as a result of this policy, since our trade in value requirements based on current market conditions at the time of trade in, require the diamond to be worth 80% of the wholesale carat price, and if it does not, no trade up policy is valid.

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

5

 PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2005, Abazias issued 817,000 shares of common stock for services. The shares were valued at $65,450 based upon trading prices of our securities.

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

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

On July 12, 2005 Abazias sold 1,500,000 restricted shares at 10 cents per share for a total sum of $150,000 to a single accredited investor. Shortly after execution of the agreement with said investor, the total dollar amount was received in its entirety, and shares issued accordingly. These shares were issued in reliance upon Section 4(2) of the 1933 Act in view of the following:

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

Dated: August 15, 2005