Form 10QSB
period 2005-09-30
ABAZIAS INC
filed 2005-11-14
CIK 1096208

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   Form 10-QSB

(Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended: September 30, 2005

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

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [] No[X]

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, $.001 par value 82,887,109 shares outstanding as of September 30, 2005.

Transitional Small Business Disclosure Format: Yes __ No X

PART I.

Item 1. FINANCIAL INFORMATION

                                  ABAZIAS, INC.
                                  BALANCE SHEET
                               September 30, 2005
                                   (unaudited)

            ASSETS
Current assets
  Bank                                                             $    234,813
  Accounts receivable                                                    36,375
  Inventory                                                              40,964
                                                                   ------------
            Total Current Assets                                        312,152

Property & equipment, net of accumulated
   depreciation of $3,126                                                 3,600
                                                                   ------------
            TOTAL ASSETS                                           $    315,752
                                                                   ============
            LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                                 $    146,912
  Note payable                                                            8,000
  Loans from stockholders                                                78,235
                                                                   ------------
            Total Current Liabilities                                   233,147
                                                                   ------------
Commitments and Contingencies                                                --

Stockholders' Equity
  Common stock, $.001 par value, 150,000,000 shares
    authorized, 82,887,109 issued and outstanding                        82,887
  Additional paid-in capital                                          3,637,282
  Accumulated deficit                                                (3,637,564)
                                                                   ------------
            Total Stockholders' Equity                                   82,605
                                                                   ------------
            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $    315,752
                                                                   ============

                                  ABAZIAS, INC.
                            STATEMENTS OF OPERATIONS
             Three and Nine Months Ended September 30, 2005 and 2004
                                   (unaudited)

                                           Three Months                     Nine Months
                                              Ended                            Ended
                                           September 30,                    September 30,
                                      2005             2004             2005             2004
                                  ------------     ------------     ------------     ------------
Sales                             $    520,105     $    616,819     $  1,669,376     $  1,535,737
Cost of sales                          480,351          566,142        1,446,053        1,406,063
                                  ------------     ------------     ------------     ------------
Gross profit                            39,754           50,677          223,323          129,674

Share based compensation               240,500               --          305,950          970,000
General and administrative             134,360           65,822          302,333          177,502
                                  ------------     ------------     ------------     ------------
            Net operating loss        (335,106)         (15,145)        (384,960)      (1,017,828)

Interest income                             25               --               25               --
Interest expense                        (1,725)          (1,565)          (5,174)          (4,159)
                                  ------------     ------------     ------------     ------------
Net loss                          $   (336,806)    $    (16,710)    $   (390,109)    $ (1,021,987)
                                  ============     ============     ============     ============

Basic and diluted
  loss per share                  $      (0.00)    $      (0.00)    $      (0.01)    $      (0.01)

Weighted average
  shares outstanding                80,337,109       74,937,109       77,250,778       73,266,160

                                  ABAZIAS, INC.
                             STATEMENTS OF CASH FLOW
                  Nine Months Ended September 30, 2005 and 2004
                                   (unaudited)

                                                      2005             2004
                                                  ------------     ------------
Cash Flows From Operating Activities
  Net loss                                        $   (390,109)    $ (1,021,987)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Common stock issued for services                   305,950          970,000
    Imputed interest on stockholder loan                 5,174            4,159
    Depreciation                                           721              721
    Changes in:
            Accounts receivable                         38,125           (4,857)
            Accounts payable                            (9,050)          30,013
            Inventory                                  (26,730)              --
                                                  ------------     ------------
  Net Cash Used In Operating Activities                (75,919)         (21,951)
                                                  ------------     ------------
Cash Flows From Financing Activities
  Proceeds from the sale of stock                      250,000               --
  Proceeds from stockholder loan                            --           31,900
                                                  ------------     ------------
  Net Cash Provided By Financing Activities            250,000           31,900
                                                  ------------     ------------

Net change in cash                                     174,081            9,949

Cash at beginning of period                             60,732               --
                                                  ------------     ------------
Cash at end of period                             $    234,813     $      9,949
                                                  ============     ============

                                  ABAZIAS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

The accompanying unaudited interim financial statements of Abazias, Inc., a Delaware corporation ("Abazias"), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Abazias' latest Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, 2004, as reported in Form 10-KSB, have been omitted.

NOTE 2 - COMMON STOCK

During the nine months ended September, Abazias issued 3,917,000 shares of common stock for services valued at $305,950.

During July 2005, Abazias sold 1,500,000 shares of common stock with 2,500,000 warrants for $150,000. The warrants have an exercise price of $.15 and expire in three years. The relative fair value of the common stock is $90,000 and the relative fair value of the warrants is $60,000.

During September 2005, Abazias sold 2,000,000 shares of common stock with 500,000 warrants for $100,000. The warrants have an exercise price of $.10 and expire in three years. The relative fair value of the common stock is $70,871 and the relative fair value of the warrants is $29,129.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2005 and 2004

                                           Nine Months
                                  Ended September 30,[unaudited]
                                      2005             2004
                                  ------------     ------------

Sales                             $  1,669,376     $  1,535,737
Cost of sales                        1,446,053        1,406,063
                                  ------------     ------------
            Gross profit               223,323          129,674

General and administrative             608,283        1,147,502
                                  ------------     ------------
            Net operating loss        (384,960)      (1,017,828)

Interest Income                             25               --
Interest expense                        (5,174)          (4,159)
                                  ------------     ------------
Net loss                          $   (390,109)    $ (1,021,987)
                                  ============     ============

Our sales for the nine months ended September 30, 2005 vs. nine months ended September 30, 2004 increased 9% to $1,669,376 from $1,535,737 primarily due to an increase in online marketing campaigns, especially with respect to increasing our visibility on search engine rankings. This is a result of our extensive internal search engine optimization campaign. In addition, an increased exposure in certain jewelry type portals, like pricegrabber.com and pricescope.com, assisted in this increase in revenue.

Our cost of sales for the nine months ended September 30, 2005 vs. nine months ended September 30, 2004 increased 3% to $1,446,053 from $1,406,063 due to the corresponding increase in the amount of diamonds and jewelry sold for the period. This corresponding increase in costs is consistent with the proportional increase in additional sales for the period.

Our general and administrative expenses for the nine months ended September 30, 2005, 2005 vs. nine months ended September 30, 2004 decreased 47% to $608,283 from $1,147,502 due to a significant reduction expenses associated with stock issued to management or consultants. Our interest expense for the nine months ended September 30, 2005 vs. nine months ended September 30, 2004 increased 24% to $5,174 from $4,159 due to an increase in principal liability owed to our major stockholder Oscar Rodriguez.

Accordingly, our net loss for the nine months ended September 30, 2005 vs. nine months ended September 30, 2004 decreased 62% to $390,109 from $1,021,987.

Liquidity and Capital Resources

At September 30, 2005, we had current assets of:

  Cash                                                           $    234,813
  Accounts receivable                                                  36,375
  Inventory                                                            40,964
                                                                 ------------
                        Total current assets                          312,152

At September 30, 2005, we had current liabilities as follows:

Current Liabilities
  Accounts payable                                               $    146,912
  Note payable                                                          8,000
  Loans from stockholders                                              78,235
                                                                 ------------
            Total Current Liabilities                                 233,147
                                                                 ------------

With the exception of loans from stockholders, as described below, for which our shareholders have not requested and we do not anticipate a request for repayment in the next 12 months, our current assets exceed our current liabilities by approximately $90,000 , and thus we do not believe present a liquidity issue.

For the nine months ended September 30, 2005, we had average monthly cash gross profit of $24,814 and average monthly cash expenses of $33,391. Accordingly, we had a monthly cash loss of $8,577 for this period. However, we had non-cash expenses of $65,450, for this period which added to the loss for financial statement purposes as described above.

We expect that our average cash revenues and expenses will continue at approximately the same levels during the next 12 months. Therefore, we expect we will continue to have similar cash flow during this period.

Although this cash flow position can change in the future, management feels reasonably confidant that it is in a position to maintain the required level of sales, and/or reduce corresponding expenses as needed to fulfill its financial obligations from a cash flow perspective on an ongoing basis into the future, although there is no assurance we can do so.

The majority stockholder advances money to Abazias on an as-needed basis. Notwithstanding his willingness to make advances in the past, he is under no legal obligation to make further advances in the future. The advances are due on demand, bear no interest and have no collateral. At September 30, 2005, the amount of the advance was $78,235 and the majority stockholder has not needed to make an advance on behalf of the company for the last four quarters.

As of September 30, 2005, we had $146,912 of trade accounts payable and receivables of $36,375.

During July 2005, Abazias sold 1,500,000 shares of common stock with 2,500,000 warrants for $150,000. The warrants have an exercise price of $.15 and expire in three years. The relative fair value of the common stock is $90,000 and the relative fair value of the warrants is $60,000.

During September 2005, Abazias sold 2,000,000 shares of common stock with 500,000 warrants for $100,000. The warrants have an exercise price of $.10 and expire in three years. The relative fair value of the common stock is $70,871 and the relative fair value of the warrants is $29,129.

We have no long term commitments.

However, we had non-cash expenses of $305,950 during the nine months ended September 30, 2005 which resulted in a loss for financial statement purposes. We also had similar non cash expenses for the fiscal year ended December 31, 2004.

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

b) Since we do not hold significant inventory, we have reviewed EITF 99-19, to clarify if we might be deemed a diamond agent and have to report sales on a net basis. We clearly do not fit under the appropriate definition as an agent for several reasons. Although we hold very little inventory, we purchase all of our diamonds under our credit facilities with our various wholesalers. This varies between many dealers and in same cases, requires us to wire funds before a diamond is shipped, to many dealers offering us credit terms of net 30 for payment. The customer that purchases a diamond or other product, does so with us solely, and is never even aware of our wholesaler relationships, and even at any time we're aware, could not purchase from them. Consequently, regardless of whether we are paid or not for the diamond or other products we sell, we are obligated to pay our wholesaler for said product once shipped. We have purchased the diamond or product, and the responsibility of said product solely rests with us, including accepting a return from a customer, even when we in turn might not be able to return the same diamond to our wholesaler. Regardless of whether or not the company is deemed an agent, which we clearly are not, we would still fulfill all the indicators under EITF 99-19 for gross revenue reporting. We are the primary obligator in the arrangement, we maintain inventory risk in the event the product is returned, price establishment rests solely with us, we can and do modify the product frequently by mounting diamonds, as well as finishing them and other products, we can and do choose among many suppliers, all products sold are determined by us, we have physical loss risk, and additionally shoulder credit risk. Based on these reasons, we clearly are not an agent, and should report revenues on a gross basis.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2005, Abazias issued the following:

During July 2005, Abazias sold 1,500,000 shares of common stock with 2,500,000 warrants for $150,000. The warrants have an exercise price of $.15 and expire in three years. The relative fair value of the common stock is $90,000 and the relative fair value of the warrants is $60,000.

During September 2005, Abazias sold 2,000,000 shares of common stock with 500,000 warrants for $100,000. The warrants have an exercise price of $.10 and expire in three years. The relative fair value of the common stock is $70,871 and the relative fair value of the warrants is $29,129.

The shares were valued based upon trading prices of our securities. The warrants were valued based upon recent trading prices of our securities.

These shares were issued in reliance upon Section 4(2) of the 1933 Act in view of the following:

      o None of these issuances involved underwriters, underwriting discounts or commissions.

      o Restrictive legends were and will be placed on all certificates issued as described above.

      o The distribution did not involve general solicitation or advertising.

      o The distributions were made only to investors who were sophisticated enough to evaluate the risks of the investment.

Although some of the investors may have also been accredited, we provided the following to all investors:

      o     Access to all our books and records.

      o Access to all material contracts and documents relating to our operations.

      o The opportunity to obtain any additional information, to the extent we possessed such information, necessary to verify the accuracy of the information to which the investors were given access.

Item 3.   Default Upon Senior Securities

Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.   Other Information

Item 6.   Exhibits

(a) Exhibits:

   Exhibit No.                Document Description

4.1 Warrants

4.2 Warrants

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

Abazias, Inc.

By: /s/ Oscar Rodriguez
    ---------------------------
        Oscar Rodriguez, President and Director

By: /s/ Jesus Diaz
    ---------------------------
        Jesus Diaz, Principal Financial Officer
        and Principal Accounting Officer

Dated: November 14, 2005