Form 10KSB
period 2005-12-31
ABAZIAS INC
filed 2006-03-31
CIK 1096208

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-KSB
|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the Fiscal Year Ended December 31, 2005
                               -----------------

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                                  Abazias, Inc.
             (Exact name of registrant as specified in its charter)

                                   333-112167
           Florida                                            65-0636277

(State or other jurisdiction   (Commission File No.)        (IRS Employer
     of incorporation)                                    Identification No.)

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

                                       COMMON
--------------------------------------------------------------------------------
                                  (Title of class)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

The issuer's revenues for its most recent fiscal year was $ 3,057,657.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of March 23, 2005: $3,574,423.

      Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

As of the date of this filing, the Company's Common Stock is trading on the over the counter bulletin board.

The number of shares outstanding of each of the issuer's classes of common equity, as of December 31, 2005 85,744,253 of common stock.

                        DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

No documents are incorporated by reference into this Annual Report on Form
10-KSB.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                             FORWARD LOOKING STATEMENTS

      This Annual Report contains forward-looking statements about our business, financial condition and prospects that reflect our management's assumptions and beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of our assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, Winfield's actual results may differ materially from those indicated by the forward-looking statements.

      The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand its customer base, managements' ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

      There may be other risks and circumstances that management may be unable to predict. When used in this Report, words such as, "believes," "expects," "intends," "plans," "anticipates," "estimates" and similar expressions are intended to identify and qualify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions. However, the forward-looking statements contained herein are not covered by the safe harbors created by Section 21E of the Securities Exchange Act of 1934.

Table of Contents

PART I........................................................................6
ITEM 1. BUSINESS..............................................................6
RISK FACTORS.................................................................14
      Our poor financial condition means that you will be unable to determine whether we will become profitable. Our accountants have issued a going concern opinion.........................................14

      Because our planned growth is in part contingent upon receiving additional funding, you will be unable to evaluate whether our business will be successful............................................15

      Our officers and directors can exert control over matters requiring stockholder approval...................................................15

      Oscar Rodriguez is our Chief Executive Officer, Jesus Diaz is our
      Chief Financial Officer and Aaron Taravella is our Chief Information
      Officer; if we lose their services, our revenues may be reduced........16

      Because our common stock is considered a penny stock, our common stock is considered a high-risk investment and is subject to restrictions on marketability; you may be unable to sell your shares.................................................................16

      Certain Delaware corporation law provisions could prevent a potential takeover of us which could adversely affect the market price of our common stock or deprive you of a premium over the market price.........16

      Shares eligible for future sales under Rule 144 if sold could reduce the market price of our shares.........................................16

      We expect our quarterly financial results to fluctuate which may lead to volatility in our stock price.......................................17

      As a result of seasonal fluctuations in our net sales, our quarterly results may fluctuate and could be below expectations..................18

      Our failure to acquire diamonds and fine jewelry at commercially reasonable prices would result in higher costs and lower net sales and damage our competitive position....................................19

      Purchasers of diamonds and fine jewelry may not choose to shop online, which would prevent us from increasing net sales...............19

      We face significant competition and may be unsuccessful in competing against current and future competitors.................................20

      Our failure to meet customer expectations with respect to price would adversely affect our business and results of operations................21

      We rely exclusively on the sale of diamonds and fine jewelry for our net sales, and demand for these products could decline.................21

      The success of our business may depend on our ability to successfully expand our product offerings...........................................22

      If our fulfillment operations are interrupted for any significant period of time, our business and results of operations would be substantially harmed...................................................23

      We may fail to successfully expand our fulfillment capabilities, which would substantially harm our business and results of operations.............................................................23

      We rely on our suppliers and third-party carriers as part of our fulfillment process, and these third parties may fail to adequately serve our customers....................................................23

      If we are unable to accurately manage our inventory of fine jewelry, our reputation and results of operations could suffer..................24

      We face the risk of theft of our products from inventory or during shipment...............................................................24

      If the single facility where substantially all of our computer and communications hardware is located fails, our business, results of operations and financial condition would be harmed.....................24

      Increased product returns and the failure to accurately predict product returns could substantially harm our business and results of operations.............................................................25

      If use of the Internet, particularly with respect to online commerce, does not continue to increase as rapidly as we anticipate, our business will be harmed................................................25

      Our net sales may be negatively affected if we are required to charge taxes on purchases.....................................................25

      Government regulation of the Internet and e-commerce is evolving and unfavorable changes could substantially harm our business and results of operations..........................................................26

      Interruptions to our systems that impair customer access to our web site would damage our reputation and brand and substantially harm our business and results of operations.....................................26

      Our failure to address risks associated with credit card fraud could damage our reputation and brand and may cause our business and results of operations to suffer........................................27

ITEM 2. DESCRIPTION OF PROPERTY..............................................28

ITEM 3. LEGAL PROCEEDINGS....................................................28

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................28

PART II......................................................................28

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.............28

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION............31

ITEM 7. FINANCIAL STATEMENTS.................................................35

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE.....................................................45

Item 8A. Controls and Procedures.............................................45

PART III.....................................................................45

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT............................45

ITEM 10. EXECUTIVE COMPENSATION..............................................46

ITEM 11. SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITY
HOLDERS......................................................................47

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................48

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K....................................48

Item 14. Principal Accountant Fees and Services..............................49

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

Overview

We are an online retailer of high quality loose diamonds and fine jewelry settings for our diamonds. Our web site at www.abazias.com showcases over 70,000 diamonds, most of which are independently certified; and more than 100 styles of fine jewelry, including rings, wedding bands, earrings, necklaces, and bracelets.

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

We currently deal on a regular basis with between 20 to 30 diamond and fine jewelry dealers who grant us credit. This credit varies between each dealer, from $0 to $200,000. In addition, there are currently in the area of three to five dealers which extend no credit at all. With these dealers it is required that we either provide an independent form of credit or wire transfer before we are able to procure any inventory. However, our current business model requires payments from customers in advance. In the event that a customer decides to return an item, he is responsible for shipping and insuring it back to us. Once we receive the item and verify it's condition we refund the customer by the same method he used to make payment. We then ship the item back to the dealer, in most cases we will require no refund since, we usually have the item extended to us on credit. If we have already made payment the dealer will usually refund us by bank wire transfer. Abazias extends a 10 ten day unconditional return policy to all it's customers. We also offer on 80% value lifetime trade up policy on all diamond purchases.

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

We believe this model provides value to our customers, including the following:

o Detailed Information. We provide convenient access to extensive and consistent product information through our web site. We use this information to educate our customers on the general characteristics of diamonds and fine jewelry and the specific attributes of the items they are viewing

o Broad Selection. We offer our customers more than 70,000 high quality diamonds, the majority of which are independently certified by independent gemological laboratories such as GIA (Gemological Institute of America). These diamonds can be set in many styles including but limited to rings, earrings, and pendants. In addition, we offer a limited selection of fine jewelry. Our interactive search functionality allows our customers to efficiently sort through this broad selection.

o Ability to Customize. Our customers can customize their diamond jewelry purchases by selecting individual diamonds to be set in their choice of ring, earring or pendant settings.

o Lower Pricing. We are able to offer our customers significantly lower prices than traditional jewelry retailers primarily by eliminating any inventory and associated maintenance costs. Because of our relationship within the diamond supply chain we have established an efficient price structure which has created incentives for our suppliers to provide us with advantageous prices.

o Knowledgeable Customer Support. Our extensively trained customer service staff is available to provide assistance to our customers throughout the purchase process, creating a customer experience that instills trust and helps customers make informed purchasing decisions. Unlike many traditional retailers, we currently do not compensate our staff on a commission-based system.

      o Life time trade-up policy. We have a lifetime trade up policy which provides a guaranteed trade up of 80% of the price of the original diamond purchase. This provides our customers with the ability and incentive to become and remain our customers for many years to come. This affords our customers an option that many of our competitors will not extend to them.


o Free Shipping and 10-day Return Guarantee. We provide free shipping on many of our products. Substantially all diamond engagement rings are delivered by priority overnight delivery. Orders for in-stock, non-customized jewelry that are placed by 3:00 p.m. Eastern time are generally shipped the same day. Deliveries of customized diamond jewelry products typically take no more than 2 weeks. For most items, we offer our customers an unconditional 10-day return policy.

Merchandising

Our merchandise consists of high quality diamonds and fine jewelry, with a particular focus on engagement diamonds and settings. Our online business model, combined with the strength of our supplier relationships, enables us to pursue a dynamic merchandising strategy. Our diamond supplier relationships allow us to display suppliers' diamond inventories on our web site for purchase without holding the diamonds in our inventory until the products are ordered by customers. Our agreements with suppliers in some cases provide for certain diamonds to be offered online to consumers only through our web site.

Diamonds represent the most significant component of our product offerings. While we currently offer over 70,000 most of which are independently certified diamonds, we limit our diamond offerings to those possessing characteristics associated with high quality merchandise. Accordingly, we offer diamonds with the following characteristics:


o Shape. Round, princess, emerald, oval, heart, pear, radiant, asscher and marquise.

o Cut. Ranging from "Ideal" for diamond cuts that fall within strict mathematical proportions to "Fair" for diamond cuts that maximize the weight of the original stone at the expense of optimal light reflection.

o Color Grades. Ranging from "D" for no detectable color tone to "J" for nearly undetectable traces of color to the untrained eye.

o Clarity. Ranging from "FL" for flawless clarity to "I1" for some visible inclusions or flaws.

o     Carat Weight. Generally ranging from approximately 0.25 to 10 carats.

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

Marketing

Our primary target market is 25 to 45 year-old men and women, who represent the largest segment of our customer base. We believe these consumers generally seek high quality diamonds and fine jewelry from a trusted source in a non-intimidating environment, where information, guidance, reputation, convenience and value are important characteristics.

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

Seasonality

Our business has been highly seasonal, reflecting the retail industry's general pattern of peak sales in late November and December during the holiday shopping season. The fourth quarter of 2005 accounted for approximately 45% our net sales In anticipation of increased sales activity during the fourth quarter, we incur additional expenses, including customer support and jewelry assembly costs. In addition, we make merchandising and inventory decisions for the holiday season well in advance. We also have experienced relatively higher net sales in February and May relating to Valentine's Day and Mother's Day. Due to the seasonality of our sales, our quarterly results will fluctuate, perhaps significantly.

Competition

The diamond and fine jewelry retail market is intensely competitive and highly fragmented. Our primary competition comes from online and offline retailers that offer products within the higher value segment of the jewelry market. In the future, we may also compete with other retailers that move into the higher value jewelry segment. Current or potential competitors include the following:


o     independent jewelry stores;

o     retail jewelry store chains;

o     other online retailers that sell jewelry;

o     department stores, chain stores and mass retailers;

o     online auction sites;

o     catalog and television shopping retailers; and

o     Discount superstores and wholesale clubs.

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

Employees

As of December 31, 2005, we employ directly or indirectly approximately 10 individuals, half of which are on a full-time basis. The employee make up breaks down as follows: 2 are management, 2 are consultants, 2 are IT, and 4 are sales.

Our employees are not party to any collective bargaining agreement, and we have never experienced an organized work stoppage. We believe our relations with our employees are good.

Legal Proceedings

From time to time, we may be involved in litigation relating to claims rising out of our ordinary course of business. As of March 1, 2005, we were not a party to any material legal proceedings.



RISK FACTORS
Our poor financial condition means that you will be unable to determine whether we will become profitable. Our accountants have issued a going concern opinion.

Abazias incurred a net loss of $434,905 for the year ended December 31, 2005, and has a net cash flow of $233,795 as of December 31, 2005. We believe we have and can generate sufficient cash resources to operate for the next 12 months.

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

Our business development is contingent upon raising debt or equity funding and generating revenues. We have no sources of funding identified. You must consider the risks, difficulties, delays and expenses frequently encountered by development stage companies in our business, which have little or no operating history, including whether we will be able to overcome the following challenges:

o Inability to raise funds necessary to operate for the next 12 months or thereafter
o     Advertising and marketing costs that may exceed our current estimates
o     Unanticipated development expenses
o Our ability to generate sufficient revenues to offset the substantial costs of operating our business

Because significant up-front expenses, including advertising, sales, and other expenses are required to develop our business, we anticipate that we may incur losses until revenues are sufficient to cover our operating costs. Future losses are likely before our operations become profitable. As a result of our lack of operating history, you will have no basis upon which to accurately forecast our:

o     Total assets, liabilities, and equity
o     Total revenues
o     Gross and operating margins
o     Labor costs

Accordingly, the proposed business plans described in this registration statement may not either materialize or prove successful and we may never be profitable. Also, you have no basis upon which to judge our ability to develop our business and you will be unable to forecast our future growth.
Our officers and directors can exert control over matters requiring stockholder approval.

Our officers and directors beneficially own approximately 58% of our outstanding common stock. These individuals will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying, deterring or preventing a change in control and may make some transactions more difficult or impossible without the support of these stockholders.

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

There are 35,744,253 shares of our common stock held by non-affiliates and 50,000,000 shares of our common stock held by affiliates that Rule 144 of the Securities Act of 1933 defines as restricted securities. In 2005 Pursuant to Rule 144 of the Securities Act of 1933 we sold in aggregate 5,428,572 shares at an average price of .064 cents to two qualified investors. In 2006, pursuant to rule 144 of the securities act of 1933 we sold 1,428,571 at a price of .07 cents. Of the shares owned by non-affiliates, all were sold more than two years ago except as listed above, or were registered on Form S-8 and thus may be transferred free of any restrictions except for restricted share issuances to non-affiliates in 2005 as follows:


On January 26, 2005, 167,000 shares of common stock were issued to a consultant for a value of $16,700.

On April 14, 2005, 650,000 shares of common stock were issued to a company for a value of $48,750.

On July 1, 2005, 2,500,000 shares of common stock were issued to a consultant for a value of $187,500.

On September 22, 2005, 200,000 shares of common stock were issued to four consultants for a value of $20,000.

On September 22, 2005, 150,000 shares of common stock were issued to a consultant for a value of $15,000.

On September 29, 2005, 250,000 shares of common stock were issued to a consultant for a value of $18,000.

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

As a result of the provisions of Rule 144, all of the restricted securities held by affiliates are available for sale in a public market, subject to the provisions of Rule 144. Those shares issued in 2005 as listed above are available for sale in a public market one year after the date of issue, subject to the provisions of Rule 144. The availability for sale of substantial amounts of common stock under Rule 144 could reduce prevailing market prices for our securities.

We expect our quarterly financial results to fluctuate which may lead to volatility in our stock price.

      We expect our net sales and operating results to vary significantly from quarter to quarter due to a number of factors, including changes in:

o     demand for our products;

o our ability to attract visitors to our web site and convert those visitors into customers;

o     our ability to retain existing customers or encourage repeat purchases;

o     our ability to manage our product mix and inventory;

o     consumer tastes and preferences for diamonds and fine jewelry;

o     our ability to manage our fulfillment operations;

o     general economic conditions;

o     advertising and other marketing costs;

o     the costs to acquire diamonds and precious metals;

o     our, or our competitors', pricing and marketing strategies;

o     conditions or trends in the diamond and fine jewelry industry;

o     conditions or trends in the Internet and e-commerce industry; and

o     costs of expanding or enhancing our technology or web site.

      As a result of the variability of these and other factors, our operating results in future quarters may be below the expectations of public market analysts and investors. In this event, the price of our common stock may decline.

As a result of seasonal fluctuations in our net sales, our quarterly results may fluctuate and could be below expectations.

      We have experienced and expect to continue to experience seasonal fluctuations in our net sales. In particular, a disproportionate amount of our net sales normally has been realized during the fourth quarter as a result of the December holiday season, and we expect this seasonality to continue in the future. About 45% of our sales of 2005 were generated in the fourth quarter. In anticipation of increased sales activity during the fourth quarter, we may incur significant additional expenses, including higher inventory of jewelry and additional staffing in our fulfillment and customer support operations. If we were to experience lower than expected net sales during any future fourth quarter, it would have a disproportionately large impact on our operating results and financial condition for that year. We also experience considerable fluctuations in net sales in periods preceding other special annual occasions such as Valentine's Day and Mother's Day. In the future, our seasonal sales patterns may become more pronounced, may strain our personnel and fulfillment activities and may cause a shortfall in net sales as compared to expenses in a given period, which would substantially harm our business and results of operations.

Our failure to acquire diamonds and fine jewelry at commercially reasonable prices would result in higher costs and lower net sales and damage our competitive position.

      If we are unable to acquire diamonds and fine jewelry at commercially reasonable prices, our costs may exceed our forecasts, our gross margins and operating results may suffer and our competitive position could be damaged. The success of our business model depends, in part, on our ability to offer prices to customers that are significantly below those of traditional jewelry retailers. A significant portion of the world's supply of rough diamonds is controlled by a small number of diamond mining firms. As a result, any decisions made to restrict the supply of rough diamonds by these firms to our suppliers could substantially impair our ability to acquire diamonds at commercially reasonable prices, if at all. We do not currently have any direct supply relationship with these firms nor do we expect to enter into any such relationship in the foreseeable future. Our ability to acquire diamonds and fine jewelry is also substantially dependent on our relationships with various suppliers. Our inability to maintain and expand these and other future diamond and fine jewelry supply relationships on commercially reasonable terms or the inability of our current and future suppliers to maintain arrangements for the supply of products sold to us on commercially reasonable terms would substantially harm our business and results of operations.

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

      The online market for diamonds and fine jewelry is significantly less developed than the online market for books, music, toys and other consumer products. If this market does not gain widespread acceptance, our business may suffer. Our success will depend in part on our ability to attract consumers who have historically purchased diamonds and fine jewelry through traditional retailers. Furthermore, we may have to incur significantly higher and more sustained advertising and promotional expenditures or price our products more competitively than we currently anticipate in order to attract additional online consumers to our web site and convert them into purchasing customers. Specific factors that could prevent consumers from purchasing diamonds and fine jewelry from us include:

o concerns about buying luxury products such as diamonds and fine jewelry without a physical storefront, face-to-face interaction with sales personnel and the ability to physically handle and examine products;

o     delivery time associated with Internet orders;

o     product offerings that do not reflect consumer tastes and preferences;

o     pricing that does not meet consumer expectations;

o concerns about the security of online transactions and the privacy of personal information;

o     delayed shipments or shipments of incorrect or damaged products; and

o     inconvenience associated with returning or exchanging purchased items.

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

          The retail jewelry industry is intensely competitive, and we expect competition in the sale of diamonds and fine jewelry to increase and intensify in the future. Increased competition may result in price pressure, reduced gross margins and loss of market share, any of which could substantially harm our business and results of operations. Current and potential competitors include:

o     independent jewelry stores;

o     retail jewelry store chains;

o     other online retailers that sell jewelry;

o     department stores, chain stores and mass retailers;

o     catalog and television shopping retailers;

o     discount superstores and wholesale clubs; and

o     online auction sites.

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

      In recent years, increasing attention has been focused on "conflict" diamonds, which are diamonds extracted from war-torn regions in Africa and sold by rebel forces to fund insurrection. Diamonds are, in some cases, also believed to be used to fund terrorist activities in some regions. Although we believe that the suppliers from whom we purchase our diamonds seek to exclude such diamonds from their inventories, we cannot independently verify whether any diamond we offer was extracted from these regions. Current efforts to increase consumer awareness of this issue and encourage legislative response could adversely affect consumer demand for diamonds.

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

      In general, we rely on our suppliers to promptly ship us diamonds ordered by our customers. Any failure by our suppliers to sell and ship such products to us in a timely manner will have an adverse effect on our ability to fulfill customer orders and harm our business and results of operations. Our suppliers, in turn, rely on third-party carriers to ship diamonds to us, and in some cases, directly to our customers. We also rely on third-party carriers for product shipments to our customers. We and our suppliers are therefore subject to the risks, including employee strikes and inclement weather, associated with such carriers' abilities to provide delivery services to meet our and our suppliers' shipping needs. Our suppliers' and third-party carriers' failure to deliver products to us or our customers in a timely manner or to otherwise adequately serve our customers would damage our reputation and brand and substantially harm our business and results of operations.

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

      In addition, the Internet may not be accepted as a viable long-term commercial marketplace for a number of reasons, including:

o     actual or perceived lack of security of information or privacy protection;

o possible disruptions, computer viruses or other damage to the Internet servers or to users' computers; and

o     excessive governmental regulation.

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

      Currently, decisions of the U.S. Supreme Court restrict the imposition of obligations to collect state and local sales and use taxes with respect to sales made over the Internet. However, implementation of the restrictions imposed by these Supreme Court decisions is subject to interpretation by state and local taxing authorities. While we believe that these Supreme Court decisions currently restrict state and local taxing authorities outside the State of Washington from requiring us to collect sales and use taxes from purchasers located within their jurisdictions, taxing authorities outside the State of Washington could disagree with our interpretation of these decisions. Moreover, a number of states, as well as the U.S. Congress, have been considering various initiatives that could limit or supersede the Supreme Court's position regarding sales and use taxes on Internet sales. If any state or local taxing jurisdiction were to disagree with our interpretation of the Supreme Court's current position regarding state and local taxation of Internet sales, or if any of these initiatives were to address the Supreme Court's constitutional concerns and result in a reversal of its current position, we could be required to collect sales and use taxes from purchasers located in states other than Washington. The imposition by state and local governments of various taxes upon Internet commerce could create administrative burdens for us and could decrease our future net sales.

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

      Under current credit card practices, we are liable for fraudulent credit card transactions because we do not obtain a cardholder's signature. We do not currently carry insurance against this risk. To date, we have experienced minimal losses from credit card fraud, but we face the risk of significant losses from this type of fraud as our net sales increase. Our failure to adequately control fraudulent credit card transactions could damage our reputation and brand and substantially harm our business and results of operations.

SPECIAL INFORMATION REGARDING FORWARD LOOKING STATEMENTS

Some of the statements in this registration statement are "forward-looking statements." These forward-looking statements involve certain known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among others, the factors set forth above under "Risk Factors." The words "believe," "expect," "anticipate," "intend," "plan," and similar expressions identify forward-looking statements. We caution you not to place undue reliance on these forward-looking statements. We undertake no obligation to update and revise any forward-looking statements or to publicly announce the result of any revisions to any of the forward-looking statements in this document to reflect any future or developments. However, the Private Securities Litigation Reform Act of 1995 is not available to us as a non-reporting issuer.

ITEM 2.  DESCRIPTION OF PROPERTY

All of our facilities are currently located in Gainesville, Florida. Our corporate headquarters consists of approximately 1,200 square feet which we rent on a month to month basis. Our Landlord is Oscar Rodriquez our CEO and our monthly rent is approximately $1,500.00.

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

High and Low Sales Prices for each quarter within the last two fiscal years.

            High    Low

3/31/05 --  .105   .06
6/30/05 --   .10   .06
9/30/05 --   .13   .55
12/31/05 -- .128   .65

3/31/04 --  .18    .08
6/30/04 --  .08    .06
9/30/04 --  .07    .04
12/31/04 -- .19    .04


* The quotations reflect inter-dealer prices, without mark-up, mark-down or commission and may not represent actual transactions.

Penny Stock Considerations

Our shares are "penny stocks" as that term is generally defined in the Securities Exchange Act of 1934 to mean equity securities with a price of less than $5.00. Our shares thus will be subject to rules that impose sales practice and disclosure requirements on broker-dealers who engage in certain transactions involving a penny stock.

Under the penny stock regulations, a broker-dealer selling a penny stock to anyone other than an established customer or accredited investor must make a special suitability determination regarding the purchaser and must receive the purchaser's written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt. Generally, an individual with a net worth in excess of $1,000,000 or annual income exceeding $100,000 individually or $300,000 together with his or her spouse is considered an accredited investor. In addition, under the penny stock regulations the broker-dealer is required to:

o Deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commissions relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt;
o Disclose commissions payable to the broker-dealer and our registered representatives and current bid and offer quotations for the securities;
o Send monthly statements disclosing recent price information pertaining to the penny stock held in a customer's account, the account's value and information regarding the limited market in penny stocks; and
o Make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction, prior to conducting any penny stock transaction in the customer's account.

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

Recent Sales of Unregistered Securities

On January 26, 2005, 167,000 shares of common stock were issued to a consultant for a value of $16,700.

On April 14, 2005, 650,000 shares of common stock were issued to a company for a value of $48,750.

On July 1, 2005, 2,500,000 shares of common stock were issued to a consultant for a value of $187,500.

On September 22, 2005, 200,000 shares of common stock were issued to four consultants for a value of $20,000.

On September 22, 2005, 150,000 shares of common stock were issued to a consultant for a value of $15,000.

On September 29, 2005, 250,000 shares of common stock were issued to a consultant for a value of $18,000.


All values were based upon our trading price at the date of issue.

These shares were issued in reliance upon Section 4(2) of the 1933 Act in view of the following:

      o None of these issuances involved underwriters, underwriting discounts or commissions.
      o Restrictive legends are placed on all certificates issued.
      o The distribution did not involve general solicitation or advertising.
      o The distributions were made only to accredited investors or investors who were believed to be sophisticated enough to evaluate the risks of the investment.

Holders
As of December 31st, 2005, we have 85,744,253 shares of Common Stock issued and outstanding held by 66 shareholders of record.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

                                   ABAZIAS, INC.
                              STATEMENTS OF OPERATIONS
                                                          Years Ended
                                                     December 31, 2005 and 2004

                                                        2005           2004
                                                    ------------   ------------
Sales                                               $  3,057,657   $  2,061,958
Cost of sales                                          2,679,989      1,820,985
                                                    ------------   ------------
Gross profit                                             377,668        240,973

General and administrative                               499,723        243,818
Share based compensation                                 305,951      1,003,650
                                                    ------------   ------------
      Net operating loss                                (428,006)    (1,006,495)

Interest expense                                          (6,899)        (6,045)
                                                    ------------   ------------
Net Loss                                            $   (434,905)  $ (1,012,540)
                                                    ============   ============

Basic and diluted loss per share                    $      (0.01)  $      (0.01)

Weighted average shares outstanding                   78,865,057     74,151,862

Year ended December 31, 2005 vs. Year ended December 31, 2004.

Our sales for the year ended December 31, 2005 vs. year ended December 31, 2004 increased 49% from $2,061,958 to $3,057,657 primarily due to an increase in online marketing campaigns, especially with respect to increasing our visibility on search engine rankings. This is a result of our extensive internal search engine optimization campaign. In addition, an increased exposure in certain jewelry type portals, like pricegrabber.com and pricescope.com., assisted in this increase in revenue.

Our cost of sales for the year ended December 31, 2005 vs. year ended December 31, 2004 increased 47% from $1,820,985 to $2,679,989 due the corresponding increase in the amount of diamonds sold for the period. This corresponding increase in costs is consistent with the proportional increase in additional sales for the period.

Our general and administrative and share-based compensation expenses for the year ended December 31, 2005 vs. year ended December 31, 2004 decreased 35% from $1,247,468 to $805,710 due to reduction in stock issued to management and various consultants.

Our interest expense for the year ended December 31, 2005 vs. year ended December 31, 2004 increased 14% from $6,045 to $6,899.

Accordingly, our net loss for the year ended December 31, 2005 vs. year ended December 31, 2004 decreased 57% from $1,012,540 to $434,905 primarily due to reduction in stock issued to management and various consultants.


Liquidity and Capital Resources

Abazias incurred a net loss of $434,905 for the year ended December 31, 2005. At December 31, 2005, we had a stockholders equity of $239,534. We had $294,527 of cash available as of December 31, 2005. We also, as of that date, had $158,066 of accounts receivable, and $293,160 of accounts payables respectively.

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

With the exception of loans from stockholders, as described below, for which our shareholders have not requested and we do not anticipate a request for repayment in the next 12 months, our current assets exceed current liabilities, and thus we do not believe present a liquidity issue.

We expect that our average cash revenues to increase and expenses in proportion during the next 12 months. Therefore, we expect we will continue to have positive cash flow during this period. Although this positive cash flow position can change in the future, management feels reasonably confidant that it is in a position to maintain the required level of sales, and/or reduce corresponding expenses as needed to fulfill its financial obligations from a cash flow perspective on an ongoing basis into the future, although there is no assurance we can do so.


The majority stockholder advances money to Abazias on an as-needed basis. Notwithstanding his willingness to make advances in the past, he is under no legal obligation to make further advances in the future. The advances are due on demand, bear no interest and have no collateral. At December 31, 2005, the amount of the advance was $78,235 and the majority stockholder has not needed to make an advance on behalf of the since 2004. The advances are due on demand, bear no interest and have no collateral.

Management in addition is trying to raise additional capital through sales of common stock as well as seeking financing from third parties.

Our financial condition could inhibit our ability to achieve our business plan, because we are currently operating at a loss on a non cash flow basis, and an investor cannot determine if or when we will ever become profitable.

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


--------------------------------------------------------------------------------

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

ITEM 7.  FINANCIAL STATEMENTS

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
   Abazias, Inc.
   Gainesville, Florida

We have audited the accompanying balance sheet of Abazias, Inc., as of December 31, 2005 and the related statement of operations, stockholders' deficit, and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of Abazias, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Abazias, Inc., as of December 31, 2005, and the results of its operations and its cash flows for the periods described in conformity with accounting principles generally accepted in the United States of America.


MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas

February 8, 2005

                                  ABAZIAS, INC.
                                  BALANCE SHEET
                                December 31, 2005


      ASSETS
Current assets
  Cash                                                              $   294,527
  Accounts receivable                                                   158,066
  Inventory                                                             190,460
                                                                    -----------
      Total current assets                                              643,053

Property & equipment, net of accumulated
  depreciation of $2,405                                                  3,360
                                                                    -----------
      Total Assets                                                  $   646,413
                                                                    ===========
      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                                  $   293,160
  Note payable                                                            8,000
  Loans from stockholders                                                78,235
  Deferred revenues                                                      27,484
                                                                    -----------
      Total Current Liabilities                                         406,879
                                                                    -----------
Commitments and Contingencies                                                --

Stockholders' Equity
  Preferred Stock, $.001 par value, 1,000,000 authorized,
     no shares, issued and outstanding                                       --
   Common stock, $.001 par value, 150,000,000 shares
    authorized, 85,744,253 issued and outstanding                        85,744
  Additional paid-in capital                                          3,836,150
  Accumulated deficit                                                (3,682,360)
                                                                    -----------
      Total Stockholders' Equity                                        239,534
                                                                    -----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $   646,413
                                                                    ===========


            See accompanying summary of accounting policies and notes
                            to financial statements.

                                  ABAZIAS, INC.
                            STATEMENTS OF OPERATIONS
                     Years Ended December 31, 2005 and 2004


                                                        2005           2004
                                                    ------------   ------------
Sales                                               $  3,057,657   $  2,061,958
Cost of sales                                          2,679,989      1,820,985
                                                    ------------   ------------
Gross profit                                             377,668        240,973

General and administrative                               499,723        243,818
Share-based compensation                                 305,951      1,003,650
                                                    ------------   ------------
      Net operating loss                                (428,006)    (1,006,495)

Interest expense                                          (6,899)        (6,045)
                                                    ------------   ------------
Net Loss                                            $   (434,905)  $ (1,012,540)
                                                    ============   ============

Basic and diluted loss per share                    $      (0.01)  $      (0.01)

Weighted average shares outstanding                   78,865,057     74,151,862


            See accompanying summary of accounting policies and notes
                            to financial statements.

                                  ABAZIAS, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                     Years Ended December 31, 2004 and 2005

                                               Additional
                          Common Stock           Paid-in      Retained
                        Shares     Amount        Capital       Deficit       Totals
                     -----------  -----------  -----------  ------------   -----------
Balances,
  December 31, 2003   66,617,109  $    66,617  $ 2,082,733  $ (2,234,915)  $   (85,565)

Shares issued for
  Services             8,853,000        8,853      994,797                   1,003,650

Imputed interest                                     6,044                       6,044

Net loss                                                      (1,012,540)   (1,012,540)
                     -----------  -----------  -----------  ------------   -----------
Balances,
  December 31, 2004   75,470,109       75,470    3,083,574    (3,247,455)      (88,411)

Shares issued for
  Services             3,917,000        3,917      302,034                     305,951

Shares issued for
  Cash                 6,357,144        6,357      443,643                     450,000

Imputed interest                                     6,899                       6,899

Net loss                                                        (434,905)     (434,905)
                     -----------  -----------  -----------  ------------   -----------
Balances,
  December 31, 2005   85,744,253  $    85,744  $ 3,836,150  $ (3,682,360)  $   239,534
                     ===========  ===========  ===========  ============   ===========



            See accompanying summary of accounting policies and notes
                            to financial statements.

                                  ABAZIAS, INC
                             STATEMENTS OF CASH FLOW
                     Years Ended December 31, 2005 and 2004


                                                          2005          2004
                                                      -----------   -----------
Cash Flows From Operating Activities
  Net loss                                            $  (434,905)  $(1,012,540)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Common stock issued for services                      305,951     1,003,650
    Imputed interest on stockholder loan                    6,899         6,044
    Depreciation                                              961           961
    Changes in:
      Accounts receivable                                 (83,566)      (58,401)
      Inventory purchases                                (176,226)      (14,234)
      Accounts payable                                    137,197       103,352
      Accrued expenses                                     27,484            --
                                                      -----------   -----------
  Net Cash Provided (Used)
      In Operating Activities                            (216,205)       28,832
                                                      -----------   -----------
Cash Flows From Financing Activities
  Proceeds from sale of common stock                      450,000            --
  Proceeds from stockholders loan                              --        31,900
                                                      -----------   -----------
  Net Cash Provided By Financing Activities               450,000        31,900
                                                      -----------   -----------
Net change in cash                                        233,795        60,732
Cash at beginning of year                                  60,732            --
                                                      -----------   -----------
Cash at end of year                                   $   294,527   $    60,732
                                                      ===========   ===========
Cash paid during the year for:
      Interest                                        $        --   $        --
      Income taxes                                    $        --   $        --



            See accompanying summary of accounting policies and notes
                            to financial statements.

                                  ABAZIAS, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Abazias, Inc. ("Abazias") was incorporated in Nevada on August 7, 2001. Abazias, based in Gainesville, Florida, is an international diamond retailer selling over the internet.

On October 3, 2003 Abazias entered into a reverse acquisition agreement with Hunno Technologies, Inc.("Hunno"), whereby Hunno acquired all of the issued and outstanding shares of Abazias's common stock totaling 1,000,000 shares by issuing to Abazias's shareholders, pro-rata, 50,000,000 shares of Hunno's common stock. At that time, Hunno had 11,867,109 shares outstanding.

Cash Equivalents. Highly liquid investments with original maturities of three months or less are considered cash equivalents. There were no cash equivalents as of December 31, 2005.

Accounts Receivable. Abazias analyzes current accounts receivable for an allowance for doubtful accounts based on historical bad debt, customer credit-worthiness, the current business environment and historical experience with the customer. The allowance includes specific reserves for accounts where collection is deemed to be no longer probable.

Inventory. Jewelry and other inventory are valued at lower-of-cost-or-market (specific identification).

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

Advertising Costs are expensed as incurred. Advertising costs were $52,336 and $41,191 for the years ended December 2005 and 2004, respectively.

Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

Income Taxes. Income tax expense is based on reported earnings before income taxes. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes, and are measured by applying enacted tax rates in effect in years in which the differences are expected to reverse.

Basic and Diluted Income (Loss) Per Share. Basic and diluted income (loss) per share equals net income (loss) divided by weighted average shares outstanding during the period. Diluted income (loss) per share includes the impact of common stock equivalents using the treasury stock method when the effect is dilutive. There were no common stock equivalents during 2005 or 2004.

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

Recently Issued Accounting Pronouncements. In December 2004, the FASB issued SFAS No.123R, "Accounting for Stock-Based Compensation." SFAS No.123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No.123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No.123R, only certain pro forma disclosures of fair value were required. SFAS No.123R shall be effective for small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.


Abazias does not expect the adoption of recently issued accounting pronouncements to have a significant impact on their financial position, results of operations or cash flow.


NOTE 2 - NOTE PAYABLE

On August 5, 2003, Abazias issued a promissory note in the amount of $8,000. The note is due on demand, bears no interest and has no collateral.


NOTE 3 - LOANS FROM STOCKHOLDER

The majority stockholder advances money to Abazias on an as-needed basis. The advances are due on demand, bear no interest and have no collateral. Imputed interest expense of $6,899 and $6,044 using an interest rate of 8% was recorded as a contribution to capital for 2005 and 2004 respectively. The balance as of December 31, 2005 and 2004 was $78,235.

NOTE 4 - INCOME TAXES

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2005 are as follows:

      Deferred tax assets:

            Net operating loss carryforward          $   84,629
            Less:  valuation allowance                  (84,629)
                                                     ----------
      Net current deferred tax asset                 $        -
                                                     ==========

Abazias has net operating loss carryforwards of $248,908 as December 31, 2005 which expire in the year 2023 and 2025.


NOTE 5 - EQUITY

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

On January 26, 2005, 167,000 shares of common stock were issued to a consultant for a value of $16,700.

On April 14, 2005, 650,000 shares of common stock were issued to a consultant for a value of $48,750.

On July 1, 2005, 2,500,000 shares of common stock were issued to a consultant for a value of $187,500.

On July 12, 2005, 1,500,000 shares of common stock with 2,500,000 warrants were sold for $150,000. The warrants have and exercise price of $.15 and expire in three years. The relative fair value of the common stock is $90,000 and the relative fair value of the warrants is $60,000.

On September 21, 2005, 2,000,000 shares of common stock with 500,000 warrants were sold for $100,000. The warrants have and exercise price of $.10 and expire in three years. The relative fair value of the common stock is $70,871 and the relative fair value of the warrants is 29,129.

On September 22, 2005, 200,000 shares of common stock were issued to four consultants for a value of $20,000.

On September 22, 2005, 150,000 shares of common stock were issued to a consultant for a value of $15,000.

On September 29, 2005, 250,000 shares of common stock were issued to a consultant for a value of $18,000.

On December 5, 2005, 1,428,572 shares of common stock with 714,286 warrants were sold for $100,000. The warrants have and exercise price of $.15 and expire in two years. The relative fair value of the common stock is $69,642 and the relative fair value of the warrants is $30,385

On December 5, 2005, 1,428,572 shares of common stock were sold for $100,000.


Summary information regarding warrants is as follows:
                                                                Weighted
                                                                 Average
                                                                Exercise
                                              Warrants             Price
                                           -----------       -----------
Year ended December 31, 2005:
Granted                                    $ 3,714,268       $       .14
                                           -----------       -----------
Outstanding at December 31, 2005           $ 3,714,268       $       .14
                                           ===========       ===========

Warrants outstanding and exercisable as of December 31, 2005:

Exercise    Remaining                         Warrants          Warrants
Price Life                                 Outstanding       Exercisable
--------    -------------                   ----------       -----------
  $.15      1.97-2.53 years                  3,214,286         3,214,286
   .10      4 - 5 years                        500,000           500,000
                                            ----------       -----------
                                             3,714,286         3,714,286
                                           ===========      ============


NOTE 6 - MAJOR SUPPLIERS & CUSTOMERS

During 2005, no one supplier provided 10% of total purchases.


NOTE 7 - SUBSEQUENT EVENT

During March 2006, Abazias issued 160,000 shares of common stock to a consultant for a value of $9,600.

During March of 2006, Abazias issued 1,428,571 to a private investor in exchange for consideration of $100,000.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None--Not Applicable

Item 8A. Controls and Procedures

The Corporation maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, the Corporation's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Corporation's disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, the Corporation's Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures are effective as of the end of the period covered by this report. There were no changes in the Corporation's internal control over financial reporting that occurred during the Corporation's most recent fiscal year that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The board of directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director shall be elected for the term of one year, and until his successor is elected and qualified, or until his earlier resignation or removal. Our directors, executive officers and key employees are as follows:

Name                      Age                      Position
Oscar Rodriguez           39                       CEO and Director
Jesus Diaz                37                       CFO and Director
Aaron Taravella           28                       CIO and Director

Oscar Rodriguez - From September 2001 to the present Mr. Rodriguez has been president of Abazias Inc. From November 1997 Mr. Rodriguez has been owner and president of OR Jewelry Inc., currently doing business as Oscars' Jewelry. In December of 1990 Mr. Rodriguez received his Diamonds and Diamond grading certification from the (GIA) The Gemological Institute of America. On May of 1987 Mr. Rodriguez received His Associates in Arts from Santa Fe community college.

Jesus Diaz - From June 2002 until closing, he was operations manager at Abazias. From June 2002 to the present he has been the manager of National WLD Techmark Inc. May 1999 to June 2002 he was the manager of University Cash Inc. From July of 1998 to May of 1999 he was a manager with Speedy Cash. In May of 1998 Mr. Diaz received his degree in History from the University of Florida. Mr. Diaz will spend approximately 85% of his time on our business.

Aaron Taravella - From August 2001 until closing, he was Programmer/Website designer for Abazias. Since prior to 1998, he has been the principal of Aggressive Software, a software development firm.

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


Name                Position          Year             Compensation
Oscar Rodriguez     CEO               2005             $36,000.00
                                      2004             $36,000.00

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


ITEM 11. SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITY HOLDERS

The following tables set forth the ownership, as of the date of this registration statement, of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, our directors, and our executive officers and directors as a group. To the best of my knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are not any pending or anticipated arrangements that may cause a change in control of our company. All business addresses are 5214 SW 91st Terrace, Gainesville, FL 32608.

Name                                        Number of Shares      Percentage
                                                                   of Shares
                                                                      Issued
----------------                            ----------------     -------------
Oscar Rodriguez                                   35,000,000           41.0 %
Jesus Diaz                                        10,000,000            11.6%
Aaron Taravella                                    5,000,000             5.8%
Rob Rill                                           6,600,000             7.7%
Doug Zemsky                                        5,000,000             5.8%
Marc Baker                                         5,687,000             6.6%


All officers and directors as a group [3 50,000,000 58.3% persons] This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, it believes that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned.

Applicable percentages are based upon 85,744,253 shares of common stock outstanding as of December 31st, 2005.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On October 3, 2003 Abazias entered into a reverse acquisition agreement with Hunno Technologies, Inc.("Hunno"), whereby Hunno acquired all of the issued and outstanding shares of Abazias's common stock totaling 1,000,000 shares by issuing to Abazias's shareholders, pro-rata, 50,000,000 shares of Hunno's common stock. At that time, Hunno had 11,867,109 shares outstanding.

Mr. Rodriguez advances money to Abazias on an as-needed basis. The advances are due on demand, bear no interest and have no collateral. At December 31, 2005, the amount of the advance was $78,235.

In 2003 and 2004, we issued the following shares to the following consultants:

Name             Number of Shares   Valued At
Rob Rill         7,000,000          $1,050,000
Doug Zemsky      6,500,000          $975,000
Marc Baker       6,500,000          $780,000

The shares were valued based upon our trading price at date of issue. All of our facilities are currently located in Gainesville, Florida. Our corporate headquarters consists of approximately 1,200 square feet which we rent on a month to month basis. Our Landlord is Oscar Rodriquez our CEO and our monthly rent is approximately $1,500.00.

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

        32.1 Section 1350 Certification, Oscar Rodriguez

31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer, Jesus
Diaz

        32.1 Section 1350 Certification, Jesus Diaz


Item 14. Principal Accountant Fees and Services

Audit fees

2004 - $9,000
2005 - $12,000
Audit fees only. No other fees as described in Item 9e of Schedule 14A.

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

Signatures
----------

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Title                 Name             Date            Signature
--------------------  ---------------  --------------  -------------------

Principal Executive
Office                Oscar Rodriguez  March 27, 2006  /s/ Oscar Rodriguez

Principal Accounting
Officer               Jesus Diaz       March 27, 2006  /s/ Jesus Diaz

Principal Financial
Officer               Jesus Diaz       March 27, 2006  /s/ Jesus Diaz


Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the date indicated.


SIGNATURE                  NAME         TITLE           DATE
---------                  ----         -----           ----

/s/ Oscar Rodriguez   Oscar Rodriguez  Director     March 27, 2006

/s/ Jesus Diaz        Jesus Diaz       Director     March 27, 2006

/s/ Aaron Taravella   Aaron Taravella  Director     March 27, 2006