Form 10QSB
period 2006-03-31
ABAZIAS INC
filed 2006-05-12
CIK 1096208

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                  Form 10-QSB

(Mark one)

      |X| QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: March 31st, 2006

      |_| TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


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

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes |_| No|X|

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, $.001 par value 85,940,253 shares outstanding as of March 31st, 2006.

Transitional Small Business Disclosure Format: Yes |_| No |X|

PART I.

Item 1. FINANCIAL INFORMATION

                                  ABAZIAS, INC.
                                 BALANCE SHEETS
                                 March 31, 2006

                                                                     March 31,              December 31,
                                                                       2006                     2005
                                                                   (Unaudited)
                                                                   -----------              -----------
         ASSETS
Current assets
  Cash                                                             $    60,177              $   294,527
  Accounts receivable                                                  178,712                  158,066
  Inventory                                                            243,000                  190,460
                                                                   -----------              -----------
         Total current assets                                          481,889                  643,053

Property & equipment, net of accumulated
  depreciation of $2,885 and $2,405 respectively                         2,880                    3,360
                                                                   -----------              -----------
         Total Assets                                              $   484,769              $   646,413
                                                                   ===========              ===========
         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                                 $   208,083              $   293,160
  Note payable                                                           8,000                    8,000
  Loans from stockholders                                               68,235                   78,235
  Deferred revenues                                                         --                   27,484
                                                                   -----------              -----------
         Total Current Liabilities                                     284,318                  406,879
                                                                   -----------              -----------
Commitments and Contingencies                                               --                       --

Stockholders' Equity
  Preferred stock, $.001 par value, 1,000,000
    authorized, no shares issued and outstanding                            --                       --
Common stock, $.001 par value, 150,000,000 shares
    authorized, 85,904,253 and 85,744,253
    issued and outstanding respectively                                 85,904                   85,744
  Additional paid-in capital                                         3,846,515                3,836,150
  Accumulated deficit                                               (3,731,968)              (3,682,360)
                                                                   -----------              -----------
         Total Stockholders' Equity                                    200,451                  239,534
                                                                   -----------              -----------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $   484,769              $   646,413
                                                                   ===========              ===========

                                  ABAZIAS, INC.
                            STATEMENTS OF OPERATIONS
                   Three Months Ended March 31, 2006 and 2005
                                   (Unaudited)

                                                     2006               2005
                                                 ------------      ------------

Sales                                            $  1,103,424      $    413,588
Cost of sales                                         927,800           347,443
                                                 ------------      ------------
Gross profit                                          175,624            66,145

General and administrative                            223,507            91,790
                                                 ------------      ------------
         Net operating loss                           (47,883)          (25,645)

Interest expense                                       (1,725)           (1,725)
                                                 ------------      ------------
Net Loss                                         $    (49,608)     $    (27,370)
                                                 ============      ============

Basic and diluted loss per share                 $      (0.00)     $      (0.00)

Weighted average shares outstanding                85,795,809        75,588,865

                                  ABAZIAS, INC.
                             STATEMENTS OF CASH FLOW
                   Three Months Ended March 31, 2006 and 2005
                                   (Unaudited)


                                                           2006          2005
                                                        ---------     ---------
Cash Flows From Operating Activities
  Net loss                                              $ (49,608)    $ (27,370)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Common stock issued for services                        8,800        16,700
    Imputed interest on stockholder loan                    1,725         1,725
    Depreciation                                              480           240
    Changes in:
         Accounts receivable                              (20,646)       (7,840)
         Bank overdraft                                        --        20,401
      Inventory purchases                                 (52,540)           --
         Due from officer                                      --            --
         Accounts payable                                 (85,077)      (64,588)
         Accrued expenses                                 (27,484)           --
                                                        ---------     ---------
  Net Cash Used In Operating Activities                  (224,350)      (60,732)
                                                        ---------     ---------
Cash Flows From Financing Activities
  Payment on loans from stockholders                      (10,000)           --
                                                        ---------     ---------
  Net Cash Used In Financing Activities                   (10,000)           --
                                                        ---------     ---------
Net change in cash                                       (234,350)      (60,732)
Cash at beginning of period                               294,527        60,732
                                                        ---------     ---------
Cash at end of period                                   $  60,177     $      --
                                                        =========     =========

                                  ABAZIAS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

The accompanying unaudited interim financial statements of Abazias, Inc., a Delaware corporation ("Abazias"), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Abazias' latest Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, 2005, as reported in Form 10-KSB, have been omitted.

NOTE 2 - COMMON STOCK

During the three months ended March 31, 2006, Abazias issued 160,000 shares of common stock for services valued at $8,800.

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

Overview

We are an online retailer of high quality loose diamonds and fine jewelry settings for our diamonds. Our web site at www.abazias.com showcases over 70,000 diamonds almost all of which are independently certified and around 100 styles of fine jewelry, including rings, wedding bands, earrings, necklaces, and bracelets.

RESULTS OF OPERATIONS


                                                  Three Months Ended March 31,
                                                          2006 and 2005
                                                           (Unaudited)
                                                     2006               2005
                                                 ------------      ------------

Sales                                            $  1,103,424      $    413,588
Cost of sales                                         927,800           347,443
                                                 ------------      ------------
Gross profit                                          175,624            66,145

General and administrative                            223,507            91,790
                                                 ------------      ------------
         Net operating loss                           (47,883)          (25,645)

Interest expense                                       (1,725)           (1,725)
                                                 ------------      ------------
Net Loss                                         $    (49,608)     $    (27,370)
                                                 ============      ============

Basic and diluted loss per share                 $      (0.00)     $      (0.00)

Weighted average shares outstanding                85,795,809        75,588,865

Our sales for the three months ended March 31, 2006 vs. three months ended
March 31, 2005 increased 167% to $1,103,424 from $413,588 primarily due to an increase in online marketing campaigns, especially with respect to increasing our visibility on search engine rankings. This is a result of our extensive internal search engine optimization campaign. Additionally, an increased expenditure and its corresponding exposure in certain jewelry and general retail internet portals, like pricegrabber.com and pricescope.com, assisted in this increase in revenue.

Our cost of sales for the three months ended March 31, 2006 vs. three months ended March 31, 2005 increased 167% to $927,800 from $347,443 due to the corresponding increase in the amount of diamonds and jewelry sold for the period. This corresponding increase in costs is consistent with the proportional increase in additional sales for the period.

Our general and administrative expenses for the three months ended March 31, 2006 vs. three months ended March 31, 2005 increased 143% to $223,507 from $91,790 due primarily to marketing, capital website improvements, and payroll related costs. These together accounted for $87,861 of the increase.

Our interest expense for the three months ended March 31, 2006 vs. three months ended March 31, 2005 remained at $1,725. This will be reduced in the following quarter due to a reduction in the principal liability owed to our major stockholder Oscar Rodriguez.

Accordingly, our net loss for the three months ended March 31, 2006 vs. three months ended March 31, 2005 increased 81% to $49,608 from $27,370.

Liquidity and Capital Resources

At March 31, 2006 we had current assets of:

  Cash                                                            $     60,177
  Accounts receivable                                                  178,712
  Inventory                                                            243,000
                                                                  --------------
                  Total current assets                                 481,889

At March 31, 2006 we had current liabilities as follows:

Current Liabilities
  Accounts payable                                                $    208,083
  Note payable                                                           8,000
  Loans from stockholders                                               68,235
                                                                  --------------
         Total Current Liabilities                                     284,318
                                                                  --------------

With the exception of loans from stockholders, as described below, for which our shareholders have not requested and we do not anticipate a request for repayment in the next 12 months, our current assets exceed our current liabilities by approximately $198,000, and thus we do not believe present a liquidity issue.

For the three months ended March 31, 2006, we had average monthly gross profit of $58,541 and average monthly expenses of $74,783. Accordingly, we had a monthly loss of $16,536 for this period.

We expect that our average cash revenues to increase over the next twelve months based on recent historical trends. We also expect expenses to increase over the same period. We anticipate that this will result in an increase in gross profit should compensate for the current negative cash flow position, primarily because a significant portion of our expenses are fixed. We intend to raise additional funds from an offering of our stock in the future. Except for preliminary discussions, we have not taken any steps to effect this offering and we have no agreement, commitment or understanding for this financing. The offering may not occur, or if it occurs, may not generate the required funding. We may also consider securing debt financing.

Although this cash flow position is currently negative, management feels reasonably confidant that it is in a position to maintain or increase the required level of sales, and/or reduce corresponding expenses as needed to fulfill its financial obligations from a cash flow perspective on an ongoing basis into the future, although there is no assurance we can do so. In addition the majority stockholder advances money to Abazias on an as-needed basis. Notwithstanding his willingness to make advances in the past, he is under no legal obligation to make further advances in the future. The advances are due on demand, bear no interest and have no collateral. At March 31, 2006, the amount of the advance was $68,235 and the majority stockholder has not needed to make an advance on behalf of the company for the last six quarters.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2006, Abazias issued the following:

During the Quarter ended March 31, 2006 Abazias issued 160,000 shares valued at $8,800 to a consultant for services.

The shares were valued based upon trading prices of our securities.

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


Abazias, Inc.

By: /s/ Oscar Rodriguez
    ----------------------------------
    Oscar Rodriguez, President and Director

By: /s/ Jesus Diaz
    ----------------------------------
    Jesus Diaz, Principal Financial Officer
    and Principal Accounting Officer


Dated: May 11, 2006