Form 10QSB
period 2006-06-30
ABAZIAS INC
filed 2006-08-14
CIK 1096208

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                                   Form 10-QSB


                                   (Mark one)
        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended: June 30, 2006


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


Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, $.001 par value 85,904,253 shares outstanding as of June 30, 2006.

Transitional Small Business Disclosure Format: Yes __ No X

PART I.

Item 1. FINANCIAL INFORMATION




                                  ABAZIAS, INC.
                                 BALANCE SHEETS


                                                     June 30,     December 31,
                                                       2006           2005
                                                    (Unaudited)
                                                    ----------      ----------
      ASSETS
Current assets
  Cash                                              $  104,919      $  294,527
  Accounts receivable                                  206,265         158,066
  Inventory                                            262,548         190,460
                                                    ----------      ----------
      Total current assets                             573,732         643,053

Property & equipment, net of accumulated
  depreciation of $4,086 and $2,405 respectively         2,640           3,360
Other assets                                            29,131               -
                                                    ----------      ----------
      Total Assets                                  $  605,503      $  646,413
                                                    ==========      ==========
      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                  $  328,939      $  293,160
  Note payable                                           8,000           8,000
  Loans from stockholders                               68,235          78,235
  Deferred revenues                                          -          27,484
                                                    ----------      ----------
      Total Current Liabilities                        405,174         406,879
                                                    ----------      ----------
Commitments and Contingencies                                -               -

Stockholders' Equity
  Preferred stock, $.001 par value, 1,000,000
    authorized, no shares issued and outstanding             -               -
   Common stock, $.001 par value, 150,000,000 shares
    authorized, 85,904,253 and 85,744,253
    issued and outstanding respectively                 85,904          85,744
  Additional paid-in capital                         3,847,911       3,836,150
  Accumulated deficit                               (3,733,486)     (3,682,360)

                                                    ----------      ----------
      Total Stockholders' Equity                       200,329         239,534
                                                    ----------      ----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $  605,503      $  646,413
                                                    ==========      ==========

                                  ABAZIAS, INC.
                            STATEMENTS OF OPERATIONS
               Three and Six Months Ended June 30, 2006 and 2005
                                   (unaudited)



                                     Three Months             Six Months
                                2006         2005         2006         2005
                              ---------   ---------   ----------   ----------

Sales                       $ 1,076,511   $ 735,683    $2,179,935   $1,149,271
Cost of sales                   934,499     618,258     1,862,299      965,702
                              ---------   ---------    ----------   ----------
      Gross profit              142,012     117,425       317,636      183,569

General and administrative      142,133     141,633       365,641      233,423
                              ---------   ---------    ----------   ----------
      Net operating loss           (121)    (24,208)      (48,005)     (49,854)

Interest expense                 (1,396)     (1,725)       (3,121)      (3,449)
                              ---------   ---------    ----------   ----------
Net loss                      $  (1,517) $  (25,933)    $ (51,126)  $  (53,303)
                              =========   =========    ==========   ==========

Basic and diluted net
   loss per share            $   (0.00)   $  (0.00)    $    (0.00)   $   (0.00)

Weighted average
  shares outstanding         85,904,253  76,187,109    85,850,330   75,847,098

                                  ABAZIAS, INC.
                           STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 2006 and 2005
                                   (Unaudited)


                                                             2006        2005
                                                          ---------   ---------
Cash Flows From Operating Activities
  Net loss                                                $ (51,126)  $ (53,303)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Common stock issued for services                          8,800      65,450
    Imputed interest on stockholder loan                      3,121       3,449
    Depreciation                                                720         480
    Changes in:
      Accounts receivable                                   (48,199)    (78,352)
      Inventory                                             (72,088)    (75,206)
      Accounts payable                                       35,779     180,953
      Deferred revenues                                     (27,484)         --
                                                          ---------   ---------
  Net Cash Used In Operating Activities                    (150,477)     43,471
                                                          ---------   ---------
Cash Flows From Investing Activities
      Cash paid on development of website                   (29,131)         --
                                                          ---------   ---------
  Net Cash Used In Investing Activities                     (29,131)         --
                                                          ---------   ---------

Cash Flows from Financing Activities
      Payment on stockholders loans                         (10,000)         --
                                                          ---------   ---------
  Net Cash Used in Financing Activities                     (10,000)         --
                                                          ---------   ---------
Net change in cash                                         (189,608)     43,471
Cash at beginning of year                                   294,527      60,732
                                                          ---------   ---------
Cash at end of year                                       $ 104,919   $ 104,203
                                                          =========   =========
Supplemental disclosure
Income taxes paid                                         $      --   $      --
Interest paid                                                    --          --

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

NOTE 2 - EQUITY

On March 2, 2006, 160,000 shares of common stock were issued to a consultant for a value of $8,800.

NOTE 3 - OTHER ASSETS

Included in other assets is the capitalized cost of internal-use website development, including software used to upgrade and enhance our websites and processes supporting our business. In accordance with SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," we capitalize costs incurred during the application development stage related to the development of internal-use software and amortize these costs over the estimated useful life of two years. Costs incurred related to the maintenance of internal-use software are expensed as incurred.





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

RESULTS OF OPERATIONS



                          Three and Six Months Ended June 30, 2006 and 2005
                                   (unaudited)



                                    Three Months             Six Months
                                2006         2005         2006         2005
                              ---------   ---------    ----------   ----------

Sales                       $ 1,076,511   $ 735,683    $2,179,935   $1,149,271
Cost of sales                   934,499     618,258     1,862,299      965,702
                              ---------   ---------    ----------   ----------
      Gross profit              142,012     117,425       317,636      183,569

General and administrative      142,133     141,633       365,641      233,423
                              ---------   ---------    ----------   ----------
      Net operating loss           (121)    (24,208)      (48,005)     (49,854)

Interest expense                 (1,396)     (1,725)       (3,121)      (3,449)
                              ---------   ---------    ----------   ----------
Net loss                      $  (1,517) $  (25,933)    $ (51,126)  $  (53,303)
                              =========   =========    ==========   ==========

Basic and diluted net
   loss per share            $   (0.00)   $  (0.00)    $    (0.00)   $   (0.00)

Weighted average
  shares outstanding         85,904,253  76,187,109    85,850,330   75,847,098

Three months ended June 30, 2006 vs. Three months ended June 30, 2005

Our sales for the three months ended June 30, 2006 vs. three months ended June 30, 2005 increased 46% to $1,076,511 from $735,683 primarily due to an increase in online marketing campaigns, especially with respect to increasing our visibility on search engine rankings. This is a result of our extensive internal search engine optimization campaign. Additionally, an increased expenditure and our corresponding exposure in certain jewelry and general retail internet portals, like pricegrabber.com and pricescope.com, assisted in this increase in revenue.

Our cost of sales for the three months ended June 30, 2006 vs. three months ended June 30, 2005 increased 51% to $934,499 from $618,258 due to the corresponding increase in the amount of diamonds and jewelry sold for the period. This corresponding increase in costs is consistent with the proportional increase in additional sales for the period.

Our general and administrative expenses for the three months ended June 30, 2006 vs. three months ended June 30, 2005 remained constant, increasing slightly to $142,133 from $141,633.

Our interest expense for the three months ended June 30, 2006 vs. three months ended June 30, 2005 decreased 19% to $1,396. This was a result of a reduction in the principal liability owed to our major stockholder Oscar Rodriguez.

Accordingly, our net loss for the three months ended June 30, 2006 vs. three months ended June 30, 2005 decreased 94% to $1,517 from $25,933. Six months ended June 30, 2006 vs. Six months ended June 30, 2005

Our sales for the six months ended June 30, 2006 vs. six months ended June 30, 2005 increased 90% to $2,179,935 from $1,149,271 primarily due to an increase in online marketing campaigns, especially with respect to increasing our visibility on search engine rankings. This is a result of our extensive internal search engine optimization campaign. Additionally, an increased expenditure and our corresponding exposure in certain jewelry and general retail internet portals, like pricegrabber.com and pricescope.com, assisted in this increase in revenue.

Our cost of sales for the six months ended June 30, 2006 vs. six months ended June 30, 2005 increased to $1,862,299 from $965,702 due to the corresponding increase in the amount of diamonds and jewelry sold for the period. This corresponding increase in costs is consistent with the proportional increase in additional sales for the period.

Our general and administrative expenses for the six months ended June 30, 2006 vs. six months ended June 30, 2005 remained constant, increased to $365,641 from $233,423.

Our interest expense for the six months ended June 30, 2006 vs. six months ended June 30, 2005 decreased 10% to $3,121. This was a result of a reduction in the principal liability owed to our major stockholder Oscar Rodriguez.

Liquidity and Capital Resources

At June 30, 2006 we had current assets of:

  Cash                                                                $104,919
  Accounts receivable                                                  206,265
  Inventory                                                            262,548
                                                                      --------
            Total current assets                                       573,732
                                                                      ========
At June 30, 2006, we had current liabilities as follows:

Current Liabilities
  Accounts payable                                                    $328,939
  Note payable                                                           8,000
  Loans from stockholders                                               68,235
                                                                      --------
      Total Current Liabilities                                        405,174
                                                                      ========

With the exception of loans from stockholders, as described below, for which our shareholders have not requested and we do not anticipate a request for repayment in the next 12 months, our current assets exceed our current liabilities by approximately $168,558, and thus we do not believe present a liquidity issue.

For the three months ended June 30, 2006, we had average monthly cash gross profit of $47,337 and average monthly cash expenses of $47,377. Accordingly, we had an average monthly cash operating loss of $40 for this period. We had no non-cash expenses.

We expect that our average cash revenues to increase over the next twelve months based on recent historical trends. We also expect expenses to increase over the same period. We anticipate that this will result in an increase in gross profit and should compensate for the current negative cash flow position, primarily because a significant portion of our expenses are fixed. We intend to raise additional funds from an offering of our stock in the future. Except for preliminary discussions, we have not taken any steps to effect this offering and we have no agreement, commitment or understanding for this financing. The offering may not occur, or if it occurs, may not generate the required funding. We may also consider securing debt financing.

Although this cash flow position is currently negative, management feels reasonably confident that it is in a position to maintain or increase the required level of sales, and/or reduce corresponding expenses as needed to fulfill its financial obligations from a cash flow perspective on an ongoing basis into the future, although there is no assurance we can do so. In addition the majority stockholder advances money to Abazias on an as-needed basis. Notwithstanding his willingness to make advances in the past, he is under no legal obligation to make further advances in the future. The advances are due on demand, bear no interest and have no collateral. At June 30, 2006, the amount of the advances were $68,235 and the majority stockholder has not needed to make an advance on behalf of the company for the last eight quarters.

As of June 30, 2006, we had $328,939 of trade accounts payable and receivables of $206,265.

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

Item 3. Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2006. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that: (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure by the Company; and (ii) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the quarter ended June 30, 2006, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.



                           PART II. OTHER INFORMATION


Item 1.   Legal Proceedings

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2006, Abazias issued no stock.

      Not Applicable


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


Abazias, Inc.

By: /s/ Oscar Rodriguez
   ---------------------------------------------
        Oscar Rodriguez, President and Director

By: /s/ Jesus Diaz
   ---------------------------------------------
        Jesus Diaz, Principal Financial Officer
        and Principal Accounting Officer


Dated: August 14, 2006