Form 10QSB
period 2006-09-30
ABAZIAS INC
filed 2006-11-15
CIK 1096208

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                                   Form 10-QSB


                                   (Mark one)
        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended: September 30, 2006


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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes |_| No |X|


Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, $.001 par value 2,148,231 shares outstanding as of September 30, 2006.

Transitional Small Business Disclosure Format: Yes |_|  No |X|

PART I.

Item 1. FINANCIAL INFORMATION



                                  ABAZIAS, INC.
                                 BALANCE SHEETS
                               September 30, 2006

                                                         September 30,    December 31,
                                                            2006             2005
                                                         (Unaudited)
                                                        -------------    -------------
         ASSETS
Current assets
  Cash                                                  $      34,275    $     294,527
  Accounts receivable                                         235,584          158,066
  Inventory                                                   241,594          190,460
                                                        -------------    -------------
         Total current assets                                 511,453          643,053

Property & equipment, net of accumulated
  depreciation of $4,327 and $2,405 respectively                2,399            3,360
Other assets                                                   35,331               --
                                                        -------------    -------------
         Total Assets                                   $     549,183    $     646,413
                                                        =============    =============
         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                      $     341,268    $     293,160
  Note payable                                                  8,000            8,000
  Loans from stockholders                                      68,235           78,235
  Deferred revenues                                                --           27,484
                                                        -------------    -------------
         Total Current Liabilities                            417,503          406,879
                                                        -------------    -------------
Commitments and Contingencies                                      --               --

Stockholders' Equity
  Preferred stock, $.001 par value, 1,000,000
    authorized, no shares issued and outstanding                   --               --
    Common stock, $.001 par value, 150,000,000 shares
    authorized, 2,148,231 and 2,143,606
    issued and outstanding, respectively                        2,148            2,144
  Additional paid-in capital                                3,935,004        3,919,750
  Accumulated deficit                                      (3,805,472)       (3,682,360)

                                                        -------------    -------------
         Total Stockholders' Equity                           131,680          239,534
                                                        -------------    -------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $     549,183    $     646,413
                                                        =============    =============

                                  ABAZIAS, INC.
                            STATEMENTS OF OPERATIONS
             Three and Nine Months Ended September 30, 2006 and 2005
                                   (unaudited)

                                            Three Months                      Nine Months
                                         2006            2005            2006            2005
                                     ------------    ------------    ------------    ------------
Sales                                $  1,070,085    $    520,105    $  3,250,020    $  1,669,376
Cost of sales                             975,951         480,351       2,838,250       1,446,053
                                     ------------    ------------    ------------    ------------
         Gross profit                      94,134          39,754         411,770         223,323

General and administrative 164,583        374,860         530,224         608,283
                                     ------------    ------------    ------------    ------------
         Net operating loss               (70,449)       (335,106)       (118,454)       (384,960)

Interest income                                --              25              --              25
Interest expense                           (1,537)         (1,725)         (4,658)         (5,174)
                                     ------------    ------------    ------------    ------------
Net loss                             $    (71,986)   $   (336,806)   $   (123,112)   $   (390,109)
                                     ============    ============    ============    ============

Basic and diluted net
   loss per share                    $      (0.04)   $      (0.18)   $      (0.06)   $      (0.21)

Weighted average
  shares outstanding                    2,147,797       2,008,427       2,146,777       1,931,269

                                  ABAZIAS, INC
                             STATEMENTS OF CASH FLOW
                  Nine Months Ended September 30, 2006 and 2005
                                   (Unaudited)

                                                       2006             2005
                                                  -------------    -------------
Cash Flows From Operating Activities
  Net loss                                        $    (123,112)   $    (390,109)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Common stock issued for services                     10,600          305,950

    Imputed interest on stockholder loan                  4,658            5,174
    Depreciation                                            961              721
    Changes in:
         Accounts receivable                            (77,518)          38,125
         Inventory                                      (51,134)         (26,730)
         Accounts payable                                48,108           (9,050)
         Deferred revenues                              (27,484)              --
                                                  -------------    -------------
  Net Cash Used In Operating Activities                (214,921)         (75,919)
                                                  -------------    -------------
Cash Flows From Investing Activities
         Cash paid on development of website            (35,331)              --
                                                  -------------    -------------
  Net Cash Used In Investing Activities                 (35,331)              --
                                                  -------------    -------------

Cash Flows from Financing Activities
         Payment on stockholders loans                  (10,000)              --
         Proceeds from the sale of stock                     --          250,000
                                                  -------------    -------------
  Net Cash Used in Financing Activities                 (10,000)         250,000
                                                  -------------    -------------
Net change in cash                                     (260,252)         174,081
Cash at beginning of year                               294,527           60,732
                                                  -------------    -------------
Cash at end of year                               $      34,275    $     234,813
                                                  =============    =============
Supplemental disclosure
Income taxes paid                                 $          --    $          --
Interest paid                                                --               --

                                  ABAZIAS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

The accompanying unaudited interim financial statements of Abazias, Inc., a Delaware corporation ("Abazias"), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Abazias' latest Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, 2006, as reported in Form 10-KSB, have been omitted.

NOTE 2 - EQUITY

Reverse Stock Split
On September 10, 2006 the company affected a one-for-forty reverse stock split of their common stock. All issued and outstanding common stock and related per share amounts in this Quarterly Report on Form 10-Q have been retroactively adjusted to reflect this reverse stock split. The number of shares of preferred stock outstanding was not affected.

Issued stock

On March 2, 2006, 4,000 shares of common stock were issued to a consultant for a value of $8,800.

On September 13, 2006, 625 shares of common stock were issued to a consultant for a value of $1,800.


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

RESULTS OF OPERATIONS



             Three and Nine Months Ended September 30, 2006 and 2005
                                   (unaudited)

                                        Three Months                     Nine Months
                                   2006             2005             2006             2005
                              -------------    -------------    -------------    -------------
Sales                         $   1,070,085    $     520,105    $   3,250,020    $   1,669,376
Cost of sales                       975,951          480,351        2,838,250        1,446,053
                              -------------    -------------    -------------    -------------
         Gross profit                94,134           39,754          411,770          223,323

General and administrative          164,583          374,860          530,224          608,283
                              -------------    -------------    -------------    -------------
         Net operating loss         (70,449)        (335,106)        (118,454)        (384,960)

Interest income                          --               25               --               25
Interest expense                     (1,537)          (1,725)          (4,658)          (5,174)
                              -------------    -------------    -------------    -------------
Net loss                      $     (71,986)   $    (336,806)   $    (123,112)   $    (390,109)
                              =============    =============    =============    =============

Basic and diluted net
   loss per share             $       (0.04)   $       (0.18)   $       (0.06)   $       (0.21)

Weighted average
  shares outstanding              2,147,797        2,008,427        2,146,777        1,931,269



Our sales for the three months ended September 30, 2006 vs. three months ended September 30, 2005 increased 106% to $1,070,085 from $520,105 primarily due to an increase in online marketing campaigns, especially with respect to increasing our visibility on search engine rankings. This is a result of our extensive internal search engine optimization campaign. Additionally, an increased expenditure and its corresponding exposure in certain jewelry and general retail internet portals, like pricegrabber.com and pricescope.com, assisted in this increase in revenue.

Our cost of sales for the three months ended September 30, 2006 vs. three months ended September 30, 2005 increased 103% to $975,951 from $480,351 due to the corresponding increase in the amount of diamonds and jewelry sold for the period. This corresponding increase in costs is consistent with the proportional increase in additional sales for the period.

Our general and administrative expenses for the three months ended September 30, 2006 vs. three months ended September 30, 2005 decreased 56% to $164,583 from $374,860 due primarily to marketing, capital website improvements, and payroll related costs. This was due primarily to a 59% decrease in stock issued expensing for consulting services. Our interest expense for the three months ended September 30, 2006 vs. three months ended September 30, 2005 decreased 11% to $1,537. This was a result of a reduction in the principal liability owed to our major stockholder Oscar Rodriguez. Accordingly, our net loss for the three months ended September 30, 2006 vs. three months ended September 30, 2005 decreased 79% to $71,986 from $336,806.

Our sales for the nine months ended September 30, 2006 vs. nine months ended September 30, 2005 increased 95% to $3,250,020 from $1,669,376 primarily due to an increase in online marketing campaigns, especially with respect to increasing our visibility on search engine rankings. This is a result of our extensive internal search engine optimization campaign. Additionally, an increased expenditure and its corresponding exposure in certain jewelry and general retail internet portals, like pricegrabber.com and pricescope.com, assisted in this increase in revenue.

Our cost of sales for the Nine months ended September 30, 2006 vs. nine months ended September 30, 2005 increased 96% to $2,838,250 from $1,446,053 due to the corresponding increase in the amount of diamonds and jewelry sold for the period. This corresponding increase in costs is consistent with the proportional increase in additional sales for the period.

Our general and administrative expenses for the nine months ended September 30, 2006 vs. Nine months ended September 30, 2005 decreased 13% to $530,224 from $608,283 due primarily to a minimal issuance of stock for services. Our interest expense for the nine months ended September 30, 2006 vs. nine months ended September 30, 2005 decreased 10% to $4658. This was a result of a reduction in the principal liability owed to our major stockholder Oscar Rodriguez. Accordingly, our net loss for the nine months ended September 30, 2006 vs. nine months ended September 30, 2005 decreased 68% to $123,112 from $390,109 primarily due to a minimal issuance of stock for services. Liquidity and Capital Resources

At September 30, 2006 we had current assets of:

  Cash                                                         $        34,275
  Accounts receivable                                                  235,584
  Inventory                                                            241,594
                                                               ---------------
                  Total current assets                                 511,453

At September 30, 2006 we had current liabilities as follows:

Current Liabilities
  Accounts payable                                             $       341,268
  Note payable                                                           8,000
  Loans from stockholders                                               68,235
                                                               ---------------
         Total Current Liabilities                                     417,503
                                                               ---------------

With the exception of loans from stockholders, as described below, for which our shareholders have not requested and we do not anticipate a request for repayment in the next 12 months, our current assets exceed our current liabilities by approximately $131,680, and thus we do not believe present a liquidity issue.

For the three months ended September 30, 2006, we had average monthly cash gross profit of $31,378 and average monthly cash expenses of $54,861. Accordingly, we had a monthly cash loss of $23,483 for this period. We had quarterly non-cash expenses of $4854.

We expect that our average cash revenues to increase over the next twelve months based on recent historical trends. We also expect expenses to increase over the same period. We anticipate that this will result in an increase in gross profit should compensate for the current negative cash flow position, primarily because a significant portion of our expenses are fixed. While this may not always compensate for negative cash flow on a quarter by quarter basis due to the timing or certain large payables (ie. diamond vendors), over a larger period of time we expect this to be the case. We intend to raise additional funds from an offering of our stock in the future. Except for preliminary discussions, we have not taken any steps to effect this offering and we have no agreement, commitment or understanding for this financing. The offering may not occur, or if it occurs, may not generate the required funding. We may also consider securing debt financing. Although this cash flow position is currently negative, management feels reasonably confidant that it is in a position to maintain or increase the required level of sales, and/or reduce corresponding expenses as needed to fulfill its financial obligations from a cash flow perspective on an ongoing basis into the future, although there is no assurance we can do so. In addition the majority stockholder advances money to Abazias on an as-needed basis. Notwithstanding his willingness to make advances in the past, he is under no legal obligation to make further advances in the future. The advances are due on demand, bear no interest and have no collateral. At September 30, 2005, the amount of the advance was $68,235 and the majority stockholder has not needed to make an advance on behalf of the company for the last nine quarters. Our recent negative cash flow has been funded by previous stock issuances to accredited investors.

As of September 30, 2006, we had $341,268 of trade accounts payable and receivables of $235,584.

Certain Accounting Policies

Revenue recognition

a) Return Policy- For most of our products, we offer an unconditional 10-day return policy, under which customers desiring to return a product receive a return authorization by calling our customer service center. We have, based on historical return figures, been able to determine that returns have never had any material impact on our financial statements, and historically been less then than 5% of total sales, based on analyzing historical return rates. We therefore expect no more than 5% of sales to be returned which can only occur within 10 days after the sale is made. Returned products are treated as merchandise credits and are subject to the same inventory accountability. Revenue is recognized when the diamonds are shipped, and returns immediately debited against current sales upon any return.

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

Item 3. Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of September 30, 2006. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that: (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure by the Company; and (ii) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the quarter ended September 30, 2006, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.


                           PART II. OTHER INFORMATION


Item 1.   Legal Proceedings

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds


During the quarter ended September 30 2006, Abazias issued 625 shares valued at $1,800 or $2.80 per share to a consultant for investor related services.

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

Item 4.   Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.   Other Information


Item 6.   Exhibits

(a) Exhibits:

   Exhibit No.                Document Description
   -----------                --------------------

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


Abazias, Inc.

By: /s/ Oscar Rodriguez
    -------------------------------------------
        Oscar Rodriguez, President and Director

By: /s/ Jesus Diaz
    -------------------------------------------
        Jesus Diaz, Principal Financial Officer
        and Principal Accounting Officer


Dated: November 14, 2006