Form 10KSB
period 2006-12-31
ABAZIAS INC
filed 2007-04-17
CIK 1096208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2006

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

The issuer's revenues for its most recent fiscal year was $4,794,369.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of March 23, 2005: $516,695

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

As of the date of this filing, the Company's Common Stock is trading on the over the counter bulletin board.

As of April 5, 2007, 2,775,857 shares of our common stock were issued and outstanding.

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

•
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

•
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

Seasonality

Our business has been highly seasonal, reflecting the retail industry’s general pattern of peak sales in late November and December during the holiday shopping season. The fourth quarter of 2006 accounted for approximately 45% our net sales In anticipation of increased sales activity during the fourth quarter, we incur additional expenses, including customer support and jewelry assembly costs. In addition, we make merchandising and inventory decisions for the holiday season well in advance. We also have experienced relatively higher net sales in February and May relating to Valentine’s Day and Mother’s Day. Due to the seasonality of our sales, our quarterly results will fluctuate, perhaps significantly.

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

Employees

As of December 31, 2006, we employ directly or indirectly approximately 11 individuals, half of which are on a full-time basis. The employee make up breaks down as follows: 2 are management, 2 are consultants, 2 are IT, and 4 are sales.

Our employees are not party to any collective bargaining agreement, and we have never experienced an organized work stoppage. We believe our relations with our employees are good.

Legal Proceedings

From time to time, we may be involved in litigation relating to claims rising out of our ordinary course of business. As of April 3, 2007, we were not a party to any material legal proceedings.

ITEM 2.  DESCRIPTION OF PROPERTY

All of our facilities are currently located in Gainesville, Florida. Our corporate headquarters consists of approximately 1,200 square feet which we rent on a month to month basis. Our Landlord is Oscar Rodriquez our CEO and our monthly rent is approximately $2,200.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market information

Our stock became qualified for quotation on the over the counter bulletin board under the symbol BOLX on 5/13/99. Our symbol changed to ABZS on 10/9/03. On September 10, 2006 the company affected a one−for−forty reverse stock split of their common stock. All issued and outstanding common stock and related per share amounts in this Annual Report on Form 10−K have been retroactively adjusted to reflect this reverse stock split. The number of shares of preferred stock outstanding was not affected. Following this split, we trade under the symbol ABZA.

High and Low Sales Prices for each quarter within the last two fiscal years.

	High	Low

3/31/05 --	4.20	2.40
6/30/05 --	4.00	2.40
9/30/05 --	4.00	2.20
12/31/05 --	4.40	2.60

3/31/06 --	4.20	2.00
6/30/06 --	3.40	2.00
9/30/06 --	3.20	1.55
12/31/06 --	2.85	1.60

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

Holders

As of December 31st, 2006, we have 2,149,607 shares of Common Stock issued and outstanding held by 69 shareholders of record.

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

On September 10, 2006 the company affected a one−for−forty reverse stock split of their common stock. All issued and outstanding common stock and related per share amounts in this Annual Report on Form 10−K have been retroactively adjusted to reflect this reverse stock split. The number of shares of preferred stock outstanding was not affected.

Overview

We are an online retailer of high quality loose diamonds and fine jewelry settings for our diamonds. Our web site at www.abazias.com showcases over 60,000 diamonds almost all of which are independently certified and around 100 styles of fine jewelry, including rings, wedding bands, earrings, necklaces, and bracelets.

STATEMENT OF OPERATIONS INFORMATION
Years ended December 31, 2006 and 2005

	2006	2005
Sales	$4,794,369	$3,057,657
Cost of sales	4,232,107	2,679,989
Gross profit	562,262	377,668

General and administrative	778,079	805,674
Net operating loss	(215,817)	(428,006)

Interest expense	(6,195)	(6,899)
Net loss	$(222,012)	$(434,905)

Basic and diluted net
loss per share	$(0.10)	$(0.22)

Weighted average
shares outstanding	2,147,441	1,971,626

Year ended December 31, 2006 vs. Year ended December 31, 2005.

Our sales for the year ended December 31, 2006 vs. year ended December 31, 2005 increased 57% from $3,057,657 to $4,794,369 primarily due to an increase in online marketing campaigns, especially with respect to increasing our visibility on search engine rankings. This is a result of our extensive internal search engine optimization campaign. In addition, an increased exposure in certain jewelry type portals, like pricegrabber.com and pricescope.com., assisted in this increase in revenue.

Our cost of sales for the year ended December 31, 2006 vs. year ended December 31, 2005 increased 58% from $2,679,989 to $4,232,107 due the corresponding increase in the amount of diamonds sold for the period. This corresponding increase in costs is consistent with the proportional increase in additional sales for the period.

Our general and administrative expenses for the year ended December 31, 2006 vs. year ended December 31, 2005 decreased 3.4% from $805,674 to $778,079 mainly due to the decrease in stock based compensation.

Our interest expense for the year ended December 31, 2006 vs. year ended December 31, 2005 decreased 11% from $6,899 to $6,195.

Accordingly, our net loss for the year ended December 31, 2006 vs. year ended December 31, 2005 decreased 49% from $434,905 to $222,012 primarily due to our increase in sales and the reduction in stock issued to management and various consultants.

Liquidity and Capital Resources

We incurred a net loss of $222,012 for the year ended December 31, 2006. At December 31, 2006, we had a stockholders equity of $37,756. We had $457,354 of cash available as of December 31, 2006. We also, as of that date, had $543,418 of accounts receivable, and $831,328 of accounts payables respectively.

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

We expect that our average cash revenues to increase and expenses in proportion during the next 12 months. Therefore, we expect we will continue to have positive cash flow during this period. Although this positive cash flow position can change in the future, management feels reasonably confident that it is in a position to maintain the required level of sales, and/or reduce corresponding expenses as needed to fulfill its financial obligations from a cash flow perspective on an ongoing basis into the future, although there is no assurance we can do so.

The majority stockholder advances money to Abazias on an as-needed basis. If needed, he has agreed to make further advances during fiscal 2007. The advances are due on demand, bear no interest and have no collateral. At December 31, 2006, the amount of the advance was $68,235 and the majority stockholder has not needed to make an advance on behalf of the since 2004. The advances are due on demand, bear no interest and have no collateral.

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

b) Since our inventory is purchased at the time of sale, we have reviewed EITF 99-19, to clarify if we might be deemed a diamond agent and have to report sales on a net basis. We clearly do not fit under the appropriate definition as an agent for several reasons. We purchase all of our diamonds under our credit facilities with our various wholesalers. This varies between many dealers and in same cases, requires us to wire funds before a diamond is shipped, to many dealers offering us credit terms of net 30 for payment. The customer that purchases a diamond or other product, does so with us solely, and is never even aware of our wholesaler relationships, and even at any time we’re aware, could not purchase from them. Consequently, regardless of whether we are paid or not for the diamond or other products we sell, we are obligated to pay our wholesaler for said product once shipped. We have purchased the diamond or product, and the responsibility of said product solely rests with us, including accepting a return from a customer, even when we in turn might not be able to return the same diamond to our wholesaler. Regardless of whether or not the company is deemed an agent, which we clearly are not, we would still fulfill all the indicators under EITF 99-19 for gross revenue reporting. We are the primary obligator in the arrangement, we maintain inventory risk in the event the product is returned, price establishment rests solely with us, we can and do modify the product frequently by mounting diamonds, as well as finishing them and other products, we can and do choose among many suppliers, all products sold are determined by us, we have physical loss risk, and additionally shoulder credit risk. Based on these reasons, we clearly are not an agent, and should report revenues on a gross basis.

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

ITEM 7.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Abazias, Inc.
Gainesville, Florida

We have audited the accompanying balance sheet of Abazias, Inc., as of December 31, 2006 and the related statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of Abazias, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Abazias, Inc., as of December 31, 2006, and the results of its operations and its cash flows for the periods described in conformity with accounting principles generally accepted in the United States of America.

MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas

April 5, 2007

ABAZIAS, INC.
BALANCE SHEET
December 31, 2006

2006
ASSETS
Current assets
Cash	$457,354
Accounts receivable	543,418
Inventory	259,933
Total current assets	1,260,705

Property & equipment, net of accumulated
depreciation of $4,327	2,159
Website, net of accumulated amortization
of $4,501	30,830
Total Assets	$1,293,694
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$831,328
Stock payable	300,000
Loans from stockholders	68,235
Note payable	8,000
Deferred revenues	48,375
Total Current Liabilities	1,255,938
Commitments and Contingencies	-

Stockholders’ Equity
Preferred stock, $.001 par value, 1,000,000
authorized, no shares issued and outstanding	-
Common stock, $.001 par value, 150,000,000 shares
authorized, 2,149,607 issued and outstanding	2,150
Additional paid-in capital	3,939,978
Accumulated deficit	(3,904,372)
Total Stockholders’ Equity	37,756
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,293,694

See accompanying summary of accounting policies and notes to financial statements.

ABAZIAS, INC.
STATEMENTS OF OPERATIONS
Years ended December 31, 2006 and 2005

	2006	2005
Sales	$4,794,369	$3,057,657
Cost of sales	4,232,107	2,679,989
Gross profit	562,262	377,668

General and administrative	778,079	805,674
Net operating loss	(215,817)	(428,006)

Interest expense	(6,195)	(6,899)
Net loss	$(222,012)	$(434,905)

Basic and diluted net
loss per share	$(0.10)	$(0.22)

Weighted average
shares outstanding	2,147,441	1,971,626

See accompanying summary of accounting policies and notes to financial statements.

ABAZIAS, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2005 and 2006

			Additional
	Common Stock		Paid in	Retained
	Shares	Amount	Capital	Deficit	Totals
Balances,
December 31, 2004	1,886,753	$1,887	$3,157,157	$(3,247,455)	$(88,411)

Shares issued for
Services	97,925	98	305,853	-	305,951

Shares issued for
Cash	158,929	159	449,841	-	450,000

Imputed interest	-	-	6,899	-	6,899

Net loss				(434,905)	(434,905)
Balances,
December 31, 2005	2,143,607	2,144	3,919,750	(3,682,360)	239,534

Shares issued for
Services	6,000	6	14,033	-	14,039

Imputed interest	-	-	6,195	-	6,195

Net loss				(222,012)	(222,012)
	2,149,607	$2,150	$3,939,978	$(3,904,372)	$37,756

See accompanying summary of accounting policies and notes to financial statements.

ABAZIAS, INC
STATEMENTS OF CASH FLOWS
Years Ended September 30, 2006 and 2005

	2006	2005
Cash Flows From Operating Activities
Net loss	$(222,012)	$(434,905)
Adjustments to reconcile net loss to net cash
used in operating activities:
Common stock issued for services	14,039	305,951
Imputed interest on stockholder loan	6,195	6,899
Depreciation and amortization	5,702	961
Changes in:
Accounts receivable	(385,352)	(83,566)
Inventory	(69,473)	(176,226)
Accounts payable	538,168	137,197
Deferred revenues	20,891	27,484
Net Cash Used In Operating Activities	(91,842)	(216,205)
Cash Flows From Investing Activities
Cash paid on development of website	(35,331)	-
Net Cash Used In Investing Activities	(35,331)	-

Cash Flows from Financing Activities
Payment on stockholders loans	(10,000)	-
Proceeds from stock payable	300,000	-
Proceeds from sale of common stock	-	450,000
Net Cash Used in Financing Activities	290,000	450,000
Net change in cash	162,827	233,795
Cash at beginning of year	294,527	60,732
Cash at end of year	$457,354	$294,527
Supplemental disclosure
Income taxes paid	$-	$-
Interest paid	-	-

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

Cash Equivalents. Highly liquid investments with original maturities of three months or less are considered cash equivalents. There were no cash equivalents as of December 31, 2006.

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

Advertising Costs are expensed as incurred. Advertising costs were $175,235 and $92,677 for the years ended December 2006 and 2005, respectively.

Income Taxes. Income tax expense is based on reported earnings before income taxes. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes, and are measured by applying enacted tax rates in effect in years in which the differences are expected to reverse.

Basic and Diluted Income (Loss) Per Share. Basic and diluted income (loss) per share equals net income (loss) divided by weighted average shares outstanding during the period. Diluted income (loss) per share includes the impact of common stock equivalents using the treasury stock method when the effect is dilutive. There were no common stock equivalents during 2006 or 2005.

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

Recently Issued Accounting Pronouncements. Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123R, “Share−Based Payment” which establishes accounting for equity instruments exchanged for employee service. We utilize the Black−Scholes option pricing model to estimate the fair value of employee stock based compensation at the date of grant, which requires the input of highly subjective assumptions, including expected volatility and expected life. Further, as required under SFAS 123R, we now estimate forfeitures for options granted, which are not expected to vest. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our share−based compensation. These assumptions are subjective and generally require significant analysis and judgment to develop. When estimating fair value, some of the assumptions will be based on, or determined from, external data and other assumptions may be derived from our historical experience with stock−based payment arrangements. The appropriate weight to place on historical experience is a matter of judgment, based on relevant facts and circumstances.

Website. In accordance with SOP 98−1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," we capitalize costs incurred during the application development stage related to the development of internal−use software and amortize these costs over the estimated useful life of two years. Costs incurred related to the maintenance of internal−use software are expensed as incurred. Amortization expense was $4,501 for the year ended December 31, 2006.

NOTE 2 - NOTE PAYABLE

On August 5, 2003, Abazias issued a promissory note in the amount of $8,000. The note is due on demand, bears no interest and has no collateral.

NOTE 3 - LOANS FROM STOCKHOLDER

The majority stockholder will advance money to Abazias on an as-needed basis during fiscal 2007. The advances are due on demand, bear no interest and have no collateral. Imputed interest expense of $6,195 and $6,899 using an interest rate of 8% was recorded as a contribution to capital for 2006 and 2005, respectively. The balance as of December 31, 2006 was $68,235.

NOTE 4 - INCOME TAXES

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2006 are as follows:

Deferred tax assets:

Net operating loss carryforward	$136,156
Less: valuation allowance	(136,156)
Net current deferred tax asset	$-

Abazias has net operating loss carryforwards of $389,018 as of December 31, 2006 which expire in the year 2023 and 2026.

NOTE 5 - EQUITY

Reverse Stock Split

On September 10, 2006, Abazias affected a one−for−forty reverse stock split of their common stock. All issued and outstanding common stock and related per share amounts in this Annual Report on Form 10−K have been retroactively adjusted to reflect this reverse stock split. The number of shares of preferred stock outstanding was not affected.Any issued and outstanding warrants were also adjusted accordingly.

Issued Stock

On January 26, 2005, 4,175 shares of common stock were issued to a consultant for a value of $16,700.

On April 14, 2005, 16,250 shares of common stock were issued to a consultant for a value of $48,750.

On July 1, 2005, 62,500 shares of common stock were issued to a consultant for a value of $187,500.

On July 12, 2005, 37,500 shares of common stock with 62,500 warrants were sold for $150,000. The warrants have and exercise price of $6 and expire in three years. The relative fair value of the common stock is $90,000 and the relative fair value of the warrants is $60,000.

On September 21, 2005, 50,000 shares of common stock with 12,500 warrants were sold for $100,000. The warrants have and exercise price of $4 and expire in three years. The relative fair value of the common stock is $70,871 and the relative fair value of the warrants is $29,129.

On September 22, 2005, 5,000 shares of common stock were issued to four consultants for a value of $20,000.

On September 22, 2005, 3,750 shares of common stock were issued to a consultant for a value of $15,000.

On September 29, 2005, 6,250 shares of common stock were issued to a consultant for a value of $18,000.

On December 5, 2005, 35,714 shares of common stock with 17,857 warrants were sold for $100,000. The warrants have and exercise price of $6 and expire in two years. The relative fair value of the common stock is $69,642 and the relative fair value of the warrants is $30,385

On December 5, 2005, 35,714 shares of common stock were sold for $100,000.

On March 2, 2006, 4,000 shares of common stock were issued to a consultant for a value of $8,800.

On September 13, 2006 625 shares of common stock were issued to a consultant for a value of $1,800.

On October 12, 2006, 1,375 shares of common stock were issued to a consultant for a value of $3,438.

Summary information regarding warrants is as follows:

		Weighted
		Average
		Exercise
	Warrants	Price
Year ended December 31, 2005:
Granted	92,857	$5.60
Exercised	-	-
Outstanding at December 31, 2005	92,857	5.60

Year ended December 31, 2006:
Granted	-	-
Exercised	-	-
Outstanding at December 31, 2006	92,857	$5.60

Warrants outstanding and exercisable as of December 31, 2006:

Exercise	Remaining	Warrants	Warrants
Price Life		Outstanding	Exercisable
$6	.97-1.53 years	80,357	80,357
$4	4 - 5 years	12,500	12,500
		92,857	92,857

NOTE 6 - MAJOR SUPPLIERS & CUSTOMERS

During 2005 and 2006, no one supplier provided 10% of total purchases.

NOTE 7 - SUBSEQUENT EVENTS

On February 22, 2007, pursuant to an employment agreement, the CFO was granted options to purchase 125,000 shares of common stock. The options have an exercise price of $.05 per share and expire in two years. The fair value of the options is $250,586, all of these options were exercised on February 22, 2007.

On February 22, 2007, pursuant to an employment agreement, the CEO was granted options to purchase 250,000 shares of common stock. The options have an exercise price of $.05 per share and expire in two years. The fair value of the options is $501,172, all options were exercised on February 22, 2007.

On February 19, 2007, 125,000 warrants were issued to purchase shares of common stock to a consultant. The warrants have an exercise price of $.05 and expire in two years. The fair value of the warrants is $250,586.

On February 7, 2007, Abazias issued 100,000 shares of common stock to a private investor for $150,000.

On February 7, 2007, Abazias issued 100,000 shares of common stock to a separate private investor for $150,000.

On February 2, 2007, 1,250 shares of common stock were issued to an employee for services; the shares have a fair value of $2,725.

On February 2, 2007, 50,000 shares of common stock were issued to a consultant for services; the shares have a fair value of $109,000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None--Not Applicable

ITEM 8A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to its management, including our Chief Executive Officer/Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a−14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost−benefit relationship of possible controls and procedures. We maintain that the controls and procedures in place do provide reasonable assurance that all necessary disclosures are communicated as required.

At the end of the period covered by this Annual Report on Form 10−KSB, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Financial Officer concluded that our disclosure controls and procedures were not effective to ensure that all material information required to be disclosed in this Annual Report on Form 10−KSB has been made known to them in a timely fashion. In connection with the completion of its audit of, and the issuance of its report on, our financial statements for the year ended December 31, 2006, Malone & Bailey, PC identified deficiencies that existed in the design or operation of our internal control over financial reporting that it considers to be “material weaknesses.” The Public Company Accounting Oversight Board has defined a material weakness as a “significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.”

The deficiencies in our internal controls relate to revenue recognition and certain equity transactions. Revenues were not recognized in the period when items were shipped, causing our revenues to be recognized in the incorrect period. The adjustment was to reduce revenues and reclassify to deferred revenues. Other adjustments were to reclassify stock payables from common stock that were recorded as issued and outstanding in this period however were not authorized until the subsequent period.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The board of directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director shall be elected for the term of one year, and until his successor is elected and qualified, or until his earlier resignation or removal. Our directors, executive officers and key employees are as follows:

Name	Age	Position
Oscar Rodriguez	40	CEO and Director
Jesus Diaz	39	CFO and Director
Aaron Taravella	29	CIO and Director

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

Legal Proceedings

No officer, director, promoter or significant employee has been involved in the last five years in any of the following:

•	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

•
Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

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

ITEM 10.  EXECUTIVE COMPENSATION

Summary Compensation Table

2006

The table below summarizes all compensation awarded to, earned by, or paid to our Principal Executive Officer, our two most highly compensated executive officers other than our PEO who occupied such position at the end of our latest fiscal year and up to two additional executive officers who would have been included in the table below except for the fact that they were not executive officers at the end of our latest fiscal year, by us, or by any third party where the purpose of a transaction was to furnish compensation, for all services rendered in all capacities to us or our LLC subsidiaryfor the latest two fiscal years ended December 31, 2006 and2005.
Name	Title	Year	Salary	Bonus	Stock awards	Option awards	Non equity incentive plan compensation	Non qualified deferred compensation	All other compensation	Total
Oscar Rodriguez	CEO	2006	36,000	0	0	0	0	0	0	36,000
Jesus Diaz	CFO	2006		0	0	0	0	0	0	0
Aaron Taravella	CIO	2006		0	0	0	0	0	0	0

2005

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

Name	Number of Shares	Percentage of Shares Issued
Oscar Rodriguez	1,125,000	38.4%
Jesus Diaz	375,000	12.8%
Aaron Taravella	125,000	4.2%
Rob Rill	165,000	5.6%
Strategic Capital Advisors, Inc. *	142,500	4.8%

All officers and directors as a group [3 persons]	1,932,500	58.3%

* Mr. Rill is the principal of Strategic Capital Advisors, Inc.

This table is based upon information derived from our stock records.  Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, it believes that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned.  Applicable percentages are based upon 2,162,142 shares of common stock outstanding as of December 31st, 2006.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

All of our facilities are currently located in Gainesville, Florida. Our corporate headquarters consists of approximately 1,200 square feet which we rent on a month to month basis. Our Landlord is Oscar Rodriquez our CEO and our monthly rent is approximately $2,200.00.

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

2006 - $19,555
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

TITLE	NAME	DATE	SIGNATURE

Principal Executive	Oscar Rodriguez	April 16, 2007	/s/ Oscar Rodriguez
Office

Principal Accounting	Jesus Diaz	April 16, 2007	/s/ Jesus Diaz
Officer

Principal Financial	Jesus Diaz	April 16, 2007	/s/ Jesus Diaz
Officer

Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the date indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Oscar Rodriguez	Oscar Rodriguez	Director	April 16, 2007

/s/ Jesus Diaz	Jesus Diaz	Director	April 16, 2007

/s/ Aaron Taravella	Aaron Taravella	Director	April 16, 2007