Form 10QSB
period 2007-03-31
ABAZIAS INC
filed 2007-05-15
CIK 1096208

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB

(Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2007

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

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, $.001 par value
2,928,392 shares outstanding as of March 31, 2007.

Transitional Small Business Disclosure Format: Yes __ No X

PART I.

Item 1. FINANCIAL INFORMATION

ABAZIAS, INC.
BALANCE SHEET
(unaudited)

	March 31,	December 31,
	2007	2006
ASSETS
Current assets
Cash	$140,686	$457,354
Accounts receivable	230,691	543,418
Inventory	250,471	259,933
Total current assets	621,848	1,260,705

Property & equipment, net of accumulated
depreciation of $4,567 and $4,327 respectively	1,919	2,159
Website, net of accumulated amortization
of $8,857 and $4,501 respectively	26,474	30,830
Total Assets	$650,241	$1,293,694
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$417,438	$831,328
Stock payable	-	300,000
Loans from stockholders	43,235	68,235
Note payable	8,000	8,000
Deferred revenues	35,806	48,375
Total Current Liabilities	504,479	1,255,938
Commitments and Contingencies	-	-

Stockholders’ Equity
Preferred stock, $.001 par value, 1,000,000
authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 150,000,000 shares
authorized, 2,915,857 and 2,149,607
issued and outstanding respectively	2,916	2,150
Additional paid-in capital	5,379,472	3,939,978
Subscriptions receivable	(25,000)	-
Accumulated deficit	(5,211,626)	(3,904,372)
Total Stockholders’ Equity	145,762	37,756
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$650,241	$1,293,694

ABAZIAS, INC.
STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2007 and 2006
(Unaudited)

	2007	2006

Sales	$1,644,684	$1,103,424
Cost of sales	1,549,390	927,800
Gross profit	95,294	175,624

General and administrative	1,401,357	223,507
Net operating loss	(1,306,063)	(47,883)

Interest expense	(1,191)	(1,725)
Net Loss	$(1,307,254)	$(49,608)

Basic and diluted loss per share	$(0.52)	$(0.02)

Weighted average shares outstanding	2,527,227	2,144,895

ABAZIAS, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
Three Months Ended March 31, 2007
(Unaudited)

			Additional
	Common Stock		Paid in	Subscription	Retained
	Shares	Amount	Capital	Receivable	Deficit	Totals
Balances,
December 31, 2006	2,149,607	$2,150	$3,939,978	$-	$(3,904,372)	$37,756

Shares issued for
Cash	200,000	200	299,800	-	-	300,000

Shares issued for
Services	66,250	66	111,659	-	-	111,725

Warrants/Options
issued for
services	-	-	1,002,344	-	-	1,002,344

Exercise of options	500,000	500	24,500	(25,000)	-	-

Imputed interest	-	-	1,191	-	-	1,191

Net loss					(1,307,254)	(1,307,254)
	2,915,857	$2,916	$5,379,472	$(25,000)	$(5,211,626)	$145,762

ABAZIAS, INC
STATEMENTS OF CASH FLOW
Three Months Ended March 31, 2007 and 2006
(Unaudited)

	2007	2006
Cash Flows From Operating Activities
Net loss	$(1,307,254)	$(49,608)
Adjustments to reconcile net loss to net cash
used in operating activities:
Common stock issued for services	111,725	8,800
Options issued for services	1,002,344	-
Imputed interest on stockholder loan	1,191	1,725
Depreciation and amortization	4,596	480
Changes in:
Accounts receivable	312,727	(20,646)
Inventory	9,462	(52,540)
Accounts payable	(413,890)	(85,077)
Deferred revenues	(12,569)	(27,484)
Net Cash Used In Operating Activities	(291,668)	(224,350)
Cash Flows From Financing Activities
Payment on loans from stockholders	(25,000)	(10,000)
Net Cash Used In Financing Activities	(25,000)	(10,000)
Net change in cash	(316,668)	(234,350)
Cash at beginning of period	457,354	294,527
Cash at end of period	$140,686	$60,177

Supplementary Disclosures:
Income tax paid	$-	$-
Interest paid	-	-

Non-cash operating and financing activities:
Common stock issued as payment on stock payable	300,000	-
Subscriptions receivable for exercise of options	25,000	-

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

NOTE 2 - EQUITY

On February 22, 2007, pursuant to an employment agreement, the CFO was granted options to purchase 125,000 shares of common stock. The options have an exercise price of $.05 per share and expire in two years. The fair value of the options is $250,586. All of these options were exercised on February 22, 2007, and the cash was received subsequent to March 31, 2007.

On February 22, 2007, pursuant to an employment agreement, the CEO was granted options to purchase 250,000 shares of common stock. The options have an exercise price of $.05 per share and expire in two years. The fair value of the options is $501,172. All options were exercised on February 22, 2007, and the cash was received subsequent to March 31, 2007.

On February 19, 2007, 125,000 warrants were issued to purchase shares of common stock to a consultant. The warrants have an exercise price of $.05 and expire in two years. The fair value of the warrants is $250,586. All these warrants have been exercised and the cash was received subsequent to March 31, 2007.

On February 7, 2007, Abazias issued 200,000 shares of common stock for cash of $300,000.

On February 2, 2007, 1,250 shares of common stock were issued to an employee for services, with a fair value of $2,725.

On February 2, 2007, 50,000 shares of common stock were issued to a consultant for services, with a fair value of $109,000.

On February 23, 2007, 15,000 shares of common stock were issued to a consultant for services, with a fair value of $30,000.

In accordance with SFAS 123R, the value of the stock options and warrants were determined using a Black−Scholes model. The assumptions made in the valuation of options and warrants included volatility of 208%, a risk−free interest rate of 4.87%, stock price on the date of grant of $2.03 and an expected life of 2 years.

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

Overview

We are an online retailer of high quality loose diamonds and fine jewelry settings for our diamonds. Our web site at www.abazias.com showcases over 80,000 diamonds almost all of which are independently certified and around 100 styles of fine jewelry, including rings, wedding bands, earrings, necklaces, and bracelets.

RESULTS OF OPERATIONS

Three months ended March 31, 2007 vs. three months ended March 31, 2006

	Three Months
	2007	2006

Sales	$1,644,684	$1,103,424
Cost of sales	1,549,390	927,800
Gross profit	95,294	175,624

General and administrative	1,401,357	223,507
Net operating loss	(1,306,063)	(47,883)

Interest expense	(1,191)	(1,725)
Net Loss	$(1,307,254)	$(49,608)

Basic and diluted loss per share	$(0.52)	$(0.02)

Weighted average shares outstanding	2,527,227	2,144,895

Sales increased 49% to $1,644,684 from $1,103,424 primarily due to an increase in online marketing campaigns, especially with respect to increasing our visibility on search engine rankings. This is a result of our extensive internal search engine optimization campaign. Additionally, an increased expenditure and its corresponding exposure in certain jewelry and general retail internet portals, like pricegrabber.com and pricescope.com, assisted in this increase in revenue.

Our cost of sales for the three months ended March 31, 2007 vs. three months ended March 31, 2006 increased 67% to $1,549,390 from $927,800 due to the corresponding increase in the amount of diamonds and jewelry sold for the period. This corresponding increase in costs is consistent with the increase in additional sales for the period.

Our general and administrative expenses for the three months ended March 31, 2007 vs. three months ended March 31, 2006 increased 527% to $1,401,357 from $223,507 due primarily to $1,114,003 of stock issued to key employees and consultants.

Our interest expense for the three months ended March 31, 2007 vs. three months ended March 31, 2006 decreased 31% to $1,191. This was a result of a reduction in the principal liability owed to our major stockholder Oscar Rodriguez.

Accordingly, our net loss for the three months ended March 31, 2007 vs. three months ended March 31, 2006 increased 2535% to $1,307,254 from $49,608 due primarily to $1,114,069 of stock issued to key employees and consultants.

Liquidity and Capital Resources

At March 31, 2007 we had current assets of:

Cash	$140,686
Accounts receivable	230,691
Inventory	250,471
Total current assets	621,848

At March 31, 2007 we had current liabilities as follows:

Current Liabilities
Accounts payable	$417,438
Note payable	8,000
Loans from stockholders	43,235
Deferred revenues	35,806
Total Current Liabilities	504,479

With the exception of loans from stockholders, as described below, for which our shareholders have not requested and we do not anticipate a request for repayment in the next 12 months, and our stock issue related expense, our current assets exceed our current liabilities by approximately $117,369, and thus we do not believe present a liquidity issue.

For the three months ended March 31 2007, we had average monthly gross profit of $31,765 and average monthly cash used on operation activities of $95,785. Accordingly, we had a monthly cash loss of $64,020 for this period. We had quarterly non-cash expenses of $1,119,856

We expect that our average cash revenues to increase over the next twelve months based on recent historical trends. We also expect expenses to increase over the same period. We anticipate that this will result in an increase in gross profit should compensate for the current negative cash flow position, primarily because a significant portion of our expenses are fixed. While this may not always compensate for negative cash flow on a quarter by quarter basis due to the timing or certain large payables (ie. diamond vendors), over a larger period of time we expect this to be the case. We intend to raise additional funds from an offering of our stock in the future. Except for preliminary discussions, we have not taken any steps to effect this offering and we have no agreement, commitment or understanding for this financing. The offering may not occur, or if it occurs, may not generate the required funding. We may also consider securing debt financing.

Although this cash flow position is currently negative, management feels reasonably confident that it is in a position to maintain or increase the required level of sales, and/or reduce corresponding expenses as needed to fulfill its financial obligations from a cash flow perspective on an ongoing basis into the future, although there is no assurance we can do so. The majority stockholder advances money to Abazias on an as−needed basis. If needed, he has agreed to make further advances during fiscal 2007. The advances are due on demand, bear no interest and have no collateral. At March 31, 2007, the amount of the advance was $43,235 and the majority stockholder has not needed to make an advance on behalf of the company for the last eleven quarters. Our recent negative cash flow has been funded by previous stock issuances to accredited investors.

As of Mach 31, 2007, we had $417,438 of trade accounts payable and receivables of $230,691.

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

b) Since our inventory is purchased at the time of sale,, we have reviewed EITF 99-19, to clarify if we might be deemed a diamond agent and have to report sales on a net basis. We clearly do not fit under the appropriate definition as an agent for several reasons. We purchase all of our diamonds under our credit facilities with our various wholesalers. This varies between many dealers and in same cases, requires us to wire funds before a diamond is shipped, to many dealers offering us credit terms of net 30 for payment. The customer that purchases a diamond or other product, does so with us solely, and is never even aware of our wholesaler relationships, and even at any time we’re aware, could not purchase from them. Consequently, regardless of whether we are paid or not for the diamond or other products we sell, we are obligated to pay our wholesaler for said product once shipped. We have purchased the diamond or product, and the responsibility of said product solely rests with us, including accepting a return from a customer, even when we in turn might not be able to return the same diamond to our wholesaler. Regardless of whether or not the company is deemed an agent, which we clearly are not, we would still fulfill all the indicators under EITF 99-19 for gross revenue reporting. We are the primary obligator in the arrangement, we maintain inventory risk in the event the product is returned, price establishment rests solely with us, we can and do modify the product frequently by mounting diamonds, as well as finishing them and other products, we can and do choose among many suppliers, all products sold are determined by us, we have physical loss risk, and additionally shoulder credit risk. Based on these reasons, we clearly are not an agent, and should report revenues on a gross basis.

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

Item 3. Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of March 31, 2007. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are not effective to provide reasonable assurance that: (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure by the Company; and (ii) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the quarter ended March 31, 2007, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

The deficiencies in our internal controls relate to revenue recognition and certain equity transactions. Revenues were not recognized in the period when items were shipped, causing our revenues to be recognized in the incorrect period. The adjustment was to reduce revenues and reclassify to deferred revenues. Other adjustments were to record certain equity transactions that of which common stock had been authorized and issued during this period but were not recorded during the period and to reclassify stock payables to common stock that were not recorded as issued and outstanding in this period however had been authorized and issued during this period.

 PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2007 the following occurred

On February 22, 2007, pursuant to an employment agreement, the CFO was granted options to purchase 125,000 shares of common stock. The options have an exercise price of $.05 per share and expire in two years. The fair value of the options is $250,586. All of these options were exercised on February 22, 2007, and the cash was received subsequent to March 31, 2007.

On February 22, 2007, pursuant to an employment agreement, the CEO was granted options to purchase 250,000 shares of common stock. The options have an exercise price of $.05 per share and expire in two years. The fair value of the options is $501,172. All options were exercised on February 22, 2007, and the cash was received subsequent to March 31, 2007.

On February 19, 2007, 125,000 warrants were issued to purchase shares of common stock to a consultant. The warrants have an exercise price of $.05 and expire in two years. The fair value of the warrants is $250,586. All these warrants have been exercised and the cash was received subsequent to March 31, 2007.

On February 7, 2007, Abazias issued 200,000 shares of common stock for cash of $300,000.

On February 2, 2007, 1,250 shares of common stock were issued to an employee for services, with a fair value of $2,725.

On February 2, 2007, 50,000 shares of common stock were issued to a consultant for services, with a fair value of $109,000.

On February 23, 2007, 15,000 shares of common stock were issued to a consultant for services, with a fair value of $30,000.

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

Abazias, Inc.

Date: May 15, 2007	By:	/s/ Oscar Rodriguez
Oscar Rodriguez,
President and Director

Date:	By:	/s/ Jesus Diaz
Jesus Diaz
Principal Financial Officer and Principal Accounting Officer

Exhibit 31.1

CERTIFICATION

I, Oscar Rodriguez, CEO, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Abazias, Inc.;

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant is made known to us by others within the Corporation, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: May 15, 2007

/s/ Oscar Rodriguez
---------------------------
Oscar Rodriguez
CEO

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Abazias, Inc. (the "Company") on Form 10-QSB for the period ending March 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Oscar Rodriguez, acting in the capacity as the Chief Executive Officer of the Company, certify to the best of my knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section
13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Oscar Rodriguez
---------------------------
Oscar Rodriguez
CEO

May 15, 2007

Exhibit 31.2

CERTIFICATION

I, Jesus Diaz, CFO, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Abazias, Inc.;

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant is made known to us by others within the Corporation, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: May 15, 2007

/s/ Jesus Diaz
---------------------------
Jesus Diaz
CFO

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Abazias, Inc. (the "Company") on Form 10-QSB for the period ending March 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jesus Diaz, acting in the capacity as the Chief Financial Officer of the Company, certify to the best of my knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section
13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Jesus Diaz
---------------------------
Jesus Diaz
CFO