Form 10QSB
period 2007-06-30
ABAZIAS INC
filed 2007-08-14
CIK 1096208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB
                                   (Mark one)
        [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended: JUNE 30, 2007

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

352-264-9940
(Registrant's telephone number)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorterb period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes []  No[X]

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, $.001 par value 2,915,857 shares outstanding as of August 13, 2007.

Transitional Small Business Disclosure Format: Yes __ No X

PART I.

Item 1. FINANCIAL INFORMATION
ABAZIAS, INC.
BALANCE SHEETS
(unaudited)

	June 30,	December 31,
	2007	2006
ASSETS
Current assets
Cash	$-	$457,354
Accounts receivable	426,724	543,418
Inventory	230,720	259,933
Total current assets	657,444	1,260,705

Property & equipment, net of accumulated
depreciation of $5,047 and $4,327 respectively	2,449	2,159
Website, net of accumulated amortization
of $13,261 and $4,501 respectively	22,070	30,830
Total Assets	$681,963	$1,293,694
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$440,762	$831,328
Stock payable	-	300,000
Loans from stockholders	12,104	68,235
Note payable	-	8,000
Deferred revenues	28,826	48,375
Bank overdraft	49,969	-
Total Current Liabilities	531,661	1,255,938
Commitments and Contingencies	-	-

Stockholders’ Equity
Preferred stock, $.001 par value, 1,000,000
authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 150,000,000 shares
authorized, 2,915,857 and 2,149,607
issued and outstanding respectively	2,916	2,150
Additional paid-in capital	5,410,226	3,939,978
Accumulated deficit	(5,262,840)	(3,904,372)
Total Stockholders’ Equity	150,302	37,756
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$681,963	$1,293,694

ABAZIAS, INC.
STATEMENTS OF OPERATIONS
Three and Six Months Ended June 30, 2007 and 2006
(Unaudited)

	Three months		Six months
	2007	2006	2007	2006

Sales	$1,697,683	$1,076,511	3,342,367	$2,179,935
Cost of sales	1,346,001	934,499	2,895,391	1,862,299
Gross profit	351,682	142,012	446,976	317,636

General and administrative	402,143	142,133	1,803,499	365,641
Net operating loss	(50,461)	(121)	(1,356,523)	(48,005)

Interest expense	(754)	(1,396)	(1,945)	(3,121)
Net Loss	$(51,215)	$(1,517)	(1,358,468)	(51,126)

Basic and diluted loss per share	$(0.01)	$(0.00)	(0.50)	(0.02)

Weighted average shares outstanding	2,915,838	2,147,606	2,722,606	2,146,258

ABAZIAS, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
Six Months Ended June 30, 2007
(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Totals
Balances,
December 31, 2006	2,149,607	$ 2,150	$ 3,939,978	$(3,904,372)	$ 37,756

Shares issued for
cash	200,000	200	299,800	-	300,000

Shares issued for
services	66,250	66	141,659	-	141,725

Warrants/Options
issued for
services	-	-	1,002,344	-	1,002,344

Exercise of options	500,000	500	24,500	-	25,000

Imputed interest	-	-	1,945	-	1,945

Net loss				(1,358,468)	(1,358,468)

Balances,
June 30, 2007	2,915,857	$ 2,916	$5,410,226	$(5,262,840)	$ 150,302

ABAZIAS, INC
STATEMENTS OF CASH FLOW
Six Months Ended June 30, 2007 and 2006
(Unaudited)

	2007	2006
Cash Flows from Operating Activities
Net loss	$(1,358,468)	$(51,126)
Adjustments to reconcile net loss to net cash
used in operating activities:
Common stock issued for services	141,725	8,800
Options issued for services	1,002,344	-
Imputed interest on stockholder loan	1,945	3,121
Depreciation and amortization	9,240	720
Changes in:
Accounts receivable	116,694	(48,199)
Inventory	29,213	(72,088)
Accounts payable	(390,566)	35,779
Deferred revenues	(19,549)	(27,484)
Bank overdraft	49,969	-
Net Cash Used In Operating Activities	(417,453)	(150,477
Cash Flows from Investing Activities
Purchase of assets	(770)	(29,131)
Net Cash Used In Investing Activities	(770)	(29,131)
Cash Flows from Financing Activities
Proceeds from subscription receivable	25,000	-
Payment on loans from stockholders	(64,131)	(10,000)
Net Cash Used In Financing Activities	(39,131)	(10,000)
Net change in cash	(457,354)	(189,608)
Cash at beginning of period	457,354	294,527
Cash at end of period	$-	$104,919

Supplementary Disclosers:
Income tax paid	$-	$-
Interest paid	-	-

Non-cash operating and financing activities:
Common stock issued as payment on stock payable	300,000	-

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

On February 7, 2007, Abazias issued 200,000 shares of common stock for $300,000.

On February 2, 2007, 1,250 shares of common stock were issued to an employee for services with a fair value of $2,725.

On February 2, 2007, 50,000 shares of common stock were issued to a consultant for services with a fair value of $109,000.

On February 23, 2007, 15,000 shares of common stock were issued to a consultant for services with a fair value of $30,000.

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

Overview

We are an online retailer of high quality loose diamonds and fine jewelry settings for our diamonds. Our web site at www.abazias.com showcases over 100,000 diamonds almost all of which are independently certified and around 600 styles of fine jewelry, including rings, wedding bands, earrings, necklaces, and bracelets.

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2007 and 2006
(Unaudited)

	Three months		Six months

	2007	2006	2007	2006

Sales	$1,697,683	$1,076,511	3,342,367	$2,179,935
Cost of sales	1,346,001	934,499	2,895,391	1,862,299
Gross profit	351,682	142,012	446,976	317,636

General and administrative	402,143	142,133	1,803,499	365,641
Net operating loss	(50,461)	(121)	(1,356,523)	(48,005)

Interest expense	(754)	(1,396)	(1,945)	(3,121)
Net Loss	$(51,215)	$(1,517)	(1,358,468)	(51,126)

Basic and diluted loss per share	$(0.01)	$(0.00)	(0.50)	(0.02)

Weighted average shares outstanding	2,915,838	2,147,606	2,722,606	2,146,258

Three Months Ended June 30, 2007 as compared to 2006

Our sales for the three months ended June 30, 2007 vs. three months ended June 30, 2006 increased 58% to $1,697,683 from $1,076,511  primarily due to an increase in online marketing campaigns, especially with respect to increasing our visibility on search engine rankings. This is a result of our extensive internal search engine optimization campaign. Additionally, an increased expenditure and its corresponding exposure in certain jewelry and general retail internet portals, like pricegrabber.com and pricescope.com, assisted in this increase in revenue.

Our cost of sales for the three months ended June 30, 2007 vs. three months ended June 30, 2006  increased 44% to $1,346,001 from $934,499 due to the corresponding increase in the amount of diamonds and jewelry sold for the period. This corresponding increase in costs is consistent with the increase in additional sales for the period.

Our general and administrative expenses for the three months ended June 30, 2007 vs. three months ended June 30, 2006 increased 182% to $402,143 from $142,133 due primarily to $101,587 related to increased spending on internet related advertising including search engine optimization, pay-per-click advertising, and portal advertising cost.

Our interest expense for the three months ended June 30, 2007 vs. three months ended June 30, 2006  decreased 46% to $754. This was a result of a reduction in the principal liability owed to our major stockholder Oscar Rodriguez.

Accordingly, our net loss for the three months ended June 30, 2007 vs. three months ended June 30, 2006  increased 3,276% to $51,215 from $1,517 due primarily increased spending on internet related advertising including: search engine optimization, pay-per-click advertising, and portal advertising related cost.

Six Months Ended June 30, 2007 as compared to 2006

Our sales for the six months ended June 30, 2007 vs. six months ended June 30, 2006 increased 53% to $3,342,367 from $2,179,935  primarily due to an increase in online marketing campaigns, especially with respect to increasing our visibility on search engine rankings. This is a result of our extensive internal search engine optimization campaign. Additionally, an increased expenditure and its corresponding exposure in certain jewelry and general retail internet portals, like pricegrabber.com and pricescope.com, assisted in this increase in revenue.

Our cost of sales for the six months ended June 30, 2007 vs. six months ended June 30, 2006  increased 55% to $2,895,391 from $1,862,299 due to the corresponding increase in the amount of diamonds and jewelry sold for the period. This corresponding increase in costs is consistent with the increase in additional sales for the period.

Our general and administrative expenses for the six months ended June 30, 2007 vs. six months ended June 30, 2006  increased 393% to $1,803,499 from $365,641 due primarily to $101,587 related to increased spending on internet related advertising including search engine optimization, pay-per-click advertising, and portal advertising cost and $1,144,069 of stock-based compensation.

Our interest expense for the six months ended June 30, 2007 vs. six months ended June 30, 2006   decreased 38% to $1,945. This was a result of a reduction in the principal liability owed to our major stockholder, Oscar Rodriguez.

Accordingly, our net loss for the six months ended June 30, 2007 vs. six months ended June 30, 2006   increased 2,557% to $1,358,468 from $51,126 due primarily to $151,260 in increased spending on internet related advertising including: search engine optimization, pay-per-click advertising, and portal advertising related cost and $1,144,069 of stock-based compensation.

Liquidity and Capital Resources

At June 30, 2007, we had current assets of:

Cash	$-
Accounts receivable	426,724
Inventory	230,720
Total current assets	657,444

At June 30, 2007, we had current liabilities as follows:

Current Liabilities
Accounts payable	$440,762
Bank overdraft	49,969
Loans from stockholders	12,104
Deferred revenues	28,826
Total Current Liabilities	531,661

With the exception of loans from stockholders, as described below, for which our shareholders have not requested and we do not anticipate a request for repayment in the next 12 months, and our stock issue related expense, our current assets exceed our current liabilities by approximately $125,783, and thus we do not believe presents a liquidity issue.

For the six months ended June 30 2007, we had average monthly gross profit of $74,496 and average monthly cash used on operating activities of $69,575.  Accordingly, we had a monthly cash loss of $33,869 for this period.

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

Although this cash flow position is currently negative, management feels reasonably confident that it is in a position to maintain or increase the required level of sales, and/or reduce corresponding expenses as needed to fulfill its financial obligations from a cash flow perspective on an ongoing basis into the future, although there is no assurance we can do so. The majority stockholder advances money to Abazias on an as−needed basis. If needed, he has agreed to make further advances during fiscal 2007. The advances are due on demand, bear no interest and have no collateral.  At June 30, 2007, the amount of the advance was $12,104 and the majority stockholder has not needed to make an advance on behalf of the company for the last twelve quarters. Our recent negative cash flow has been funded by previous stock issuances to accredited investors.

As of June 30, 2007, we had $440,762 of trade accounts payable and receivables of $426,724. Additionally, we had $230,720 in inventory.

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

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report on Form 10-QSB, our Chief Executive Officer and our Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this report on Form 10-QSBthat the Company's disclosure controls and procedures are not effective to provide reasonable assurance that: (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure by the Company; and (ii) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

None during the quarter ended June 30, 2007.

Item 3.   Default Upon Senior Securities

Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.   Other Information

None during the quarter ended June 30, 2007.

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

Abazias, Inc.
Signature	Title	Date

/s/ Oscar Rodriguez	President and Director	August 14, 2007
Oscar Rodriguez

/s/ Jesus Diaz	Principal Financial Officer	August 14, 2007
Jesus Diaz	and Principal Accounting Officer