Form 10QSB
period 2007-09-30
ABAZIAS INC
filed 2007-11-19
CIK 1096208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB

 (Mark one)
        [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended: September 30, 2007

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

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, $.001 par value 3,035,617 shares outstanding as of November 16, 2007.

Transitional Small Business Disclosure Format: Yes __ No X

PART I.

Item 1. FINANCIAL INFORMATION

ABAZIAS, INC.
BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2007	2006
ASSETS
Current assets
Cash	$266,141	$457,354
Accounts receivable	320,554	543,418
Inventory	281,861	259,933
Total current assets	868,556	1,260,705

Property & equipment, net of accumulated
depreciation of $5,287 and $4,327 respectively	2,209	2,159
Website, net of accumulated amortization
of $17,617 and $4,501 respectively	17,617	30,830
Total Assets	$888,382	$1,293,694

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)

Current Liabilities
Accounts payable	$700,909	$831,328
Stock payable	50,000	300,000
Loans from stockholders	112,031	68,235
Note payable	-	8,000
Deferred revenues	33,563	48,375

Total Current Liabilities	896,503	1,255,938
Commitments and Contingencies	-	-

Stockholders’ Equity/(Deficit)
Preferred stock, $.001 par value, 1,000,000
authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 150,000,000 shares
authorized, 3,005,677 and 2,149,607
issued and outstanding respectively	3,006	2,150
Additional paid-in capital	5,560,890	3,939,978
Accumulated deficit	(5,572,017)	(3,904,372)
Total Stockholders’ Equity/(Deficit)	(8,121)	37,756
TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY/(DEFICIT)	$888,382	$1,293,694

ABAZIAS, INC.
STATEMENTS OF OPERATIONS
Three and Nine Months Ended September 30, 2007 and 2006
(Unaudited)

	Three months		Nine months
	2007	2006	2007	2006

Sales	$1,806,282	$1,070,085	$5,148,649	$3,250,020
Cost of sales	1,672,173	975,951	4,567,564	2,838,250
Gross profit	134,109	94,134	581,085	411,770

General and administrative	442,531	164,583	2,246,030	530,224
Net operating loss	(308,422)	(70,499)	(1,664,945)	(118,454)

Interest expense	(754)	(1,537)	(2,699)	(4,658)
Net Loss	$(309,176)	$(71,986)	$(1,667,644)	$(123,112)

Basic and diluted loss per share	$(0.10)	$(0.03)	(0.59)	(0.06)

Weighted average shares outstanding	3,085,717	2,147,797	2,814,704	2,146,777

ABAZIAS, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
Nine Months Ended September 30, 2007
(Unaudited)

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Deficit	Totals
Balances,
December 31, 2006	2,149,607	$2,150	$3,939,978	$(3,904,372)	$37,756

Shares issued for
Cash	289,821	290	449,710	-	450,000

Shares issued for
Services	66,250	66	141,659	-	141,725

Warrants/Options
issued for
services	-	-	1,002,344	-	1,002,344

Exercise of options	500,000	500	24,500	-	25,000

Imputed interest	-	-	2,699	-	2,699

Net loss				(1,667,645)	(1,667,645)

Balances,
September 30, 2007	3,005,677	$3,006	$5,560,890	$(5,572,017)	$(8,121)

ABAZIAS, INC
STATEMENTS OF CASH FLOW
Nine Months Ended Sept 30, 2007 and 2006
(Unaudited)

	2007	2006
Cash Flows from Operating Activities
Net loss	$(1,667,645)	$(123,112)
Adjustments to reconcile net loss to net cash
used in operating activities:
Common stock issued for services	141,725	10,600
Options issued for services	1,002,344	-
Imputed interest on stockholder loan	2,699	4,658
Depreciation and amortization	13,933	961
Changes in:
Accounts receivable	222,864	(77,518)
Inventory	(21,928)	(51,134)
Accounts payable	(130,419)	48,108
Deferred revenues	(14,812)	(27,484)
Stock payable	50,000	-
Net Cash Used In Operating Activities	(401,239)	(214,921)
Cash Flows from Investing Activities
Purchase of assets	(770)	(35,331)
Net Cash Used In Investing Activities	(770)	(35,331)
Cash Flows from Financing Activities
Proceeds from subscription receivable	25,000	-
Proceeds from sale of common stock	150,000	-
Proceeds from stockholder’s loans	200,000	-
Payment on loans from stockholders	(164,204)	(10,000)
Net Cash Provided By/
(Used In) Financing Activities	210,796	(10,000)
Net change in cash	(191,213)	(260,252)
Cash at beginning of year	457,354	294,527
Cash at end of year	$266,141	$34,275

Supplementary Disclosers:
Income tax paid	$-	$-
Interest paid	-	-

Non-cash operating and financing activities:
Common stock issued as payment on stock payable	300,000	-

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

On July 13, 2007, 89,821 shares of common stock were issued for $150,000.

NOTE 3 – SUBSEQUENT EVENTS

On October 2, 2007, Abazias issued 29,940 shares of common stock for $50,000.

Item 2.                             Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Some of the statements contained in this Form 10-QSB that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties.  We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-QSB, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses.  No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.  Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

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

RESULTS OF OPERATIONS

Three and Six Months Ended September 30, 2007 and 2006
(Unaudited)

	Three months		Nine months
	2007	2006	2007	2006

Sales	$1,806,282	$1,070,085	$5,148,649	$3,250,020
Cost of sales	1,672,173	975,951	4,567,564	2,838,250
Gross profit	134,109	94,134	581,085	411,770

General and administrative	442,531	164,583	2,246,030	530,224
Net operating loss	(308,422)	(70,499)	(1,664,945)	(118,454)

Interest expense	(754)	(1,537)	(2,699)	(4,658)
Net Loss	$(309,176)	$(71,986)	$(1,667,644)	$(123,112)

Basic and diluted loss per share	$(0.10)	$(0.03)	(0.59)	(0.06)

Weighted average shares outstanding	3,085,717	2,147,797	2,814,704	2,146,777

Three Months Ended September 30, 2007 and 2006

Our sales for the three months ended September 30, 2007 vs. three months ended September 30, 2006 increased 69% to $1,806,282 from $1,070,085 primarily due to an increase in online marketing campaigns, especially with respect to increasing our visibility on search engine rankings. This is a result of our extensive internal search engine optimization campaign and pay per performance search engine efforts. Additionally, an increased expenditure and its corresponding exposure in certain jewelry and general retail internet portals, like pricegrabber.com and pricescope.com, assisted in this increase in revenue.

Our cost of sales for the three months ended September 30, 2007 vs. three months ended September 30, 2006 increased 71% to $1,672,173 from $975,951 due to the corresponding increase in the amount of diamonds and jewelry sold for the period and diamond costs incurred from the previous quarter. This corresponding increase in costs is consistent with the increase in additional sales for the period.

Our general and administrative expenses for the three months September 30, 2007 vs. three months ended September 30, 2006  increased 169% to $442,531 from $164,583 due primarily to $177,464 related to increased spending on internet related advertising including search engine optimization, pay per click advertising, and portal advertising cost.
Our interest expense for the three months ended September 30, 2007 vs. three months ended September 30, 2006 decreased 51% to $754. This was a result of a reduction in average outstanding  principal liability owed to our major stockholder Oscar Rodriguez during this period.

Accordingly, our net loss for the three months ended September 30, 2007 vs. three months ended September 30, 2006 increased 329% to $309,176 from $71,986 due primarily increased spending on internet related advertising including: search engine optimization, pay per click advertising, and portal advertising related cost.

Nine months ended September 30, 2007 and 2006

Our sales for the nine months ended September 30, 2007 vs. nine months ended September 30, 2006 increased 58% to $5,148,649 from,$3,250,020 primarily due to an increase in online marketing campaigns, especially with respect to increasing our visibility on search engine rankings. This is a result of our extensive internal search engine optimization campaign. Additionally, an increased expenditure and its corresponding exposure in certain jewelry and general retail internet portals, like pricegrabber.com and pricescope.com, assisted in this increase in revenue.

Our cost of sales for the nine months ended September 30, 2007 vs. nine months ended September 30, 2006 increased 61% to $4,567,564 from $2,838,250 due to the corresponding increase in the amount of diamonds and jewelry sold for the period. This corresponding increase in costs is consistent with the increase in additional sales for the period.

Our general and administrative expenses for the nine months ended September 30, 2007 vs. nine months ended September 30, 2006   increased 324% to $2,246,030 from $530,224 due primarily to $316,040 related to increased spending on internet related advertising including search engine optimization, pay per click advertising, and portal advertising cost and $1,144,069 of common stock and options issue for services.
Our interest expense for the nine months ended September 30, 2007 vs. nine months ended September 30, 2006 decreased 42% to $2,699. This was a result of a reduction in the average outstanding principal liability owed to our major stockholder Oscar Rodriguez during this period.

Accordingly, our net loss for the nine months ended September 30, 2007 vs. nine months ended September 30, 2006 increased 1,255% to $1,667,644 from $123,112 due primarily to $151,260 in increased spending on internet related advertising including: search engine optimization, pay per click advertising, and portal advertising related cost and $1,144,069  of common stock and options issued for services.

Liquidity and Capital Resources

At September 30, 2007 we had assets of:

Cash	$266,141
Accounts receivable	320,554
Inventory	281,861
Total current assets	868,556
Property & equipment, net of accumulated
depreciation of $5,287 and $4,327 respectively	2,209
Website, net of accumulated amortization
of $17,617 and $4,501 respectively	17,617
Total Assets	$888,382

At September 30, 2007 we had current liabilities as follows:

Current Liabilities
Accounts payable	$700,909
Stock Payable	50,000
Loans from stockholders	112,031
Deferred revenues	33,563
Total Current Liabilities	896,503

For the nine months ended September 30, 2007, we had average monthly gross profit of $64,565 and average monthly cash used on operation activities of $44,582.  Accordingly, we had a monthly cash loss of $56,327 for this period.

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

Although this cash flow position is currently negative, management feels reasonably confident that it is in a position to maintain or increase the required level of sales, and/or reduce corresponding expenses as needed to fulfill its financial obligations from a cash flow perspective on an ongoing basis into the future, although there is no assurance we can do so. The majority stockholder advances money to Abazias on an as−needed basis. If needed, he has agreed to make further advances during fiscal 2007. The advances are due on demand, bear no interest and have no collateral.  At September 30, 2007, the amount of the advance was $112,031. Our recent negative cash flow has been funded by previous stock issuances to accredited investors and the majority stockholder.

As of September 30, 2007, we had $700,909 of trade accounts payable and receivables of $320,554 additionally we have $281,861 in inventory. .

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

The deficiencies in our internal controls relate to receivables and certain equity transactions. Receivables were understated by amounts collected for items that were not shipped by the end of the period, causing unearned revenues to be incorrect for the period. The adjustment was to increase receivables and reclassify to deferred revenues. Other adjustments were to record certain equity transactions for which cash was received for the purchase of stock, but as of the end of the period the stock was not yet authorized or issued.

Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting identified in connection with the evaluation that occurred during the last fiscal quarter that have materially affected or that are reasonably likely to materially affect our internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None during the quarter ended September 30, 2007.

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

Dated: November 19, 2007