Form 10KSB
period 2007-12-31
ABAZIAS INC
filed 2008-04-01
CIK 1096208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2007

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

The issuer's revenues for its most recent fiscal year was $7,294,858.

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

As of March 13, 2008, 3,165,522 shares of our common stock were issued and outstanding.

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

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

FORWARD LOOKING STATEMENTS

This Annual Report contains forward-looking statements about our business, financial condition and prospects that reflect our management's assumptions and beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized.  If any of our assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, Abazias’ actual results may differ materially from those indicated by the forward-looking statements.

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

In October 2003, we acquired Abazias, Inc. and changed our name to Abazias, Inc.

Overview

We are an online retailer of high quality loose diamonds and fine jewelry settings for our diamonds. Our web site at www.abazias.com showcases over 100,000 diamonds, most of which are independently certified; and more than 100 styles of fine jewelry, including rings, wedding bands, earrings, necklaces, and bracelets.

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

Because our business model involves the resale of diamonds and fine jewelry we currently do not take physical position of our diamonds.  Our business model is significantly reliant upon maintaining the relationships with several wholesalers including but not limited to the extension of credit based on our past history with these wholesalers. In the event such credit is reduced, our distribution channels would be reduced or cut off, This would significantly curtail our ability to function in our current format.

We currently deal on a regular basis with between 20 to 30 diamond and fine jewelry dealers who grant us credit. This credit varies between each dealer, from $0 to $200,000. In addition, there are currently in the area of three to five dealers which extend no credit at all. With these dealers it is required that we either provide an independent form of credit or wire transfer before we are able to procure any inventory. However, our current business model requires payments from customers in advance. In the event that a customer decides to return an item, he is responsible for shipping and insuring it back to us. Once we receive the item and verify its condition we refund the customer by the same method he used to make payment. We then ship the item back to the dealer, in most cases we will require no refund since we usually have the item extended to us on credit. If we have already made payment, the dealer will usually refund us by bank wire transfer. Abazias extends a 10 ten day unconditional return policy to all its customers. We also offer on 80% value lifetime trade up policy on all diamond purchases.

As an online retailer, we do not incur most of the costs associated with operating brick and mortar retail stores. We have also created efficiencies in our supply chain through our supplier relationships, which eliminate multiple intermediaries from the traditional supply chain, including many jewelry manufacturers and several layers of diamond and jewelry wholesalers. This allows us to purchase diamonds at lower prices by eliminating the mark-ups typically imposed by these intermediaries. Our business model also avoids much of the cost associated with carrying diamond inventory and minimizes the risk of potential inventory mark-downs. Unlike most other diamond retailers, we do not hold the diamonds we offer for sale in inventory until we receive customer orders. With limited exceptions, most of the diamonds we display are owned by our suppliers. Upon receipt of a customer order for a specific diamond, we purchase that diamond from our supplier, who generally ships it on our behalf in one business day.

We believe this model provides value to our customers, including the following:

•
Detailed Information. We provide convenient access to extensive and consistent product information through our web site. We use this information to educate our customers on the general characteristics of diamonds and fine jewelry and the specific attributes of the items they are viewing

•
Broad Selection. We offer our customers more than 100,000 high quality diamonds, the majority of which are independently certified by independent gemological laboratories such as GIA (Gemological Institute of America). These diamonds can be set in many styles including but not limited to rings, earrings, and pendants. In addition, we offer a limited selection of fine jewelry. Our interactive search functionality allows our customers to efficiently sort through this broad selection.

•	Ability to Customize. Our customers can customize their diamond jewelry purchases by selecting individual diamonds to be set in their choice of ring, earring or pendant settings.

•
Lower Pricing. We are able to offer our customers significantly lower prices than traditional jewelry retailers primarily by eliminating any inventory and associated maintenance costs. Because of our relationship within the diamond supply chain we have established an efficient price structure which has created incentives for our suppliers to provide us with advantageous pricing.

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

Diamonds represent the most significant component of our product offerings. While we currently offer over 70,000, most of which are independently certified diamonds, we limit our diamond offerings to those possessing characteristics associated with high quality merchandise. Accordingly, we offer diamonds with the following characteristics:

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

We prominently display all of our guarantees and policies on our web site to create an environment that is intended to instill confidence in our products. These include policies relating to privacy, security, product availability, pricing, shipping, refunds, exchanges and special orders.

Fulfillment Operations

Our order fulfillment operations strategy is designed to enhance value for our customers by fulfilling orders quickly, securely and accurately. Our fulfillment center has restricted access and security controls and has been designed for the prompt receipt, storage and shipment of our products.

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

Seasonality

Our business has been highly seasonal, reflecting the retail industry’s general pattern of peak sales in late November and December during the holiday shopping season. The fourth quarter of 2007 accounted for approximately 45% our net sales.   In anticipation of increased sales activity during the fourth quarter, we incur additional expenses, including customer support and jewelry assembly costs. In addition, we make merchandising and inventory decisions for the holiday season well in advance. We also have experienced relatively higher net sales in February and May relating to Valentine’s Day and Mother’s Day. Due to the seasonality of our sales, our quarterly results will fluctuate, perhaps significantly.

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

Employees

As of December 31, 2007, we employ directly or indirectly approximately 12 individuals, which are on a full time basis.Our current employee base consists of the following: 3 are management, 1 is shipping, 1 is accounting ,   1 is IT, 1 is marketing, and 5 are sales.
Our employees are not party to any collective bargaining agreement, and we have never experienced an organized work stoppage. We believe our relations with our employees are good.

ITEM 2.  DESCRIPTION OF PROPERTY

All of our facilities are currently located in Gainesville, Florida. Our corporate headquarters consists of approximately 1,200 square feet which we rent on a month to month basis. Our Landlord is Oscar Rodriquez ,CEO and our monthly rent is approximately $2,200.

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

High and Low Sales Prices for each quarter within the last two fiscal years.

	High	Low

3/31/06 --	4.20	2.00
6/30/06 --	3.40	2.00
9/30/06 --	3.20	1.55
12/31/06 --	2.85	1.60

3/31/07 --	2.00	2.00
6/30/07 --	2.53	2.53
9/30/07 --	2.05	2.05
12/31/07 --	2.10	2.00

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

Holders

As of December 31st, 2007, we have 3,102,998 shares of Common Stock issued and outstanding held by 69 shareholders of record.

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

STATEMENTS OF OPERATIONS
For The Years ended December 31, 2007 and 2006

	2007	2006
Sales	$7,294,858	$4,794,369
Cost of sales	6,437,247	4,232,107
Gross profit	857,611	562,262

General and administrative expenses	2,679,236	778,079
Net operating loss	(1,821,625)	(215,817)

Interest expense	(5,337)	(6,195)
Net loss	$(1,826,962)	$(222,012)

Basic and diluted net
loss per share	$(0.63)	$(0.10)

Weighted average
shares outstanding	2,879,115	2,147,441

Year ended December 31, 2007 vs. Year ended December 31, 2006.

Our sales for the year ended December 31, 2006 vs. year ended December 31, 2007 increased 52% from $4,794,369 to $7,294,858 primarily due to an increase in online marketing campaigns, especially with respect to increasing our visibility on search engine rankings. This is a result of our extensive internal search engine optimization campaign. In addition, an increased exposure in certain jewelry type portals, like pricegrabber.com and pricescope.com., assisted in this increase in revenue.

Our cost of sales for the year ended December 31, 2006 vs. year ended December 31, 2007 increased 52% from $4,232,107 to $6,437,247 due the corresponding increase in the amount of diamonds sold for the period. This corresponding increase in costs is consistent with the proportional increase in additional sales for the period.

Our general and administrative expenses for the year ended December 31, 2006 vs. year ended December 31, 2007 increased 245% from $778,079 to $2,679,236 mainly due to stock based compensation issued to key management and consultant in lieu of salary.

Our interest expense for the year ended December 31, 2007 vs. year ended December 31, 2006 decreased 14% from $6,195 to $5,337.

Accordingly, our net loss for the year ended December 31, 2007 vs. year ended December 31, 2006 increased  723% from $222,012 to $1,826,962 primarily due to our increase in sales and to stock based compensation issued to key management and consultant in lieu of salary.

Liquidity and Capital Resources

We incurred a net loss of $1,826,962 for the year ended December 31, 2007. At December 31, 2007, we had a stockholders equity of $1,700. We had $337,773of cash available as of December 31, 2007. We also, as of that date, had $400,281 of accounts receivable, and $739,266 of accounts payables respectively.

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

The majority stockholder advances money to Abazias on an as-needed basis. If needed, he has agreed to make further advances during fiscal 2008. The advances are due on demand, bear no interest and have no collateral. At December 31, 2007, the amount of the advance was $208,031 and the majority stockholder has not needed to make an advance on behalf of the since 2004. The advances are due on demand, bear no interest and have no collateral.

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

Accounts Receivable

Abazias analyzes current accounts receivable for an allowance for doubtful accounts based on historical bad debt, customer credit-worthiness, the current business environment and historical experience with the customer. The allowance includes specific reserves for accounts where collection is deemed to be no longer probable.

Share-Based Compensation

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

ITEM 7.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Abazias, Inc.
Gainesville, Florida

We have audited the accompanying balance sheet of Abazias, Inc., as of December 31, 2007 and the related statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2007 and 2006. These financial statements are the responsibility of Abazias, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Abazias, Inc., as of December 31, 2007, and the results of its operations and its cash flows for the periods described in conformity with accounting principles generally accepted in the United States of America.

MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas

March 31, 2008

ABAZIAS, INC.
BALANCE SHEET
December 31, 2007

2007
ASSETS
Current assets
Cash	$337,773
Accounts receivable	400,281
Inventory	245,570
Total current assets	983,624

Property & equipment, net of accumulated
depreciation of $5,287	2,209
Website, net of accumulated amortization
of $22,167	13,164
Total Assets	$998,997
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$739,266
Stock payable	50,000
Loans from stockholders	208,031
Total Current Liabilities	997,297
Commitments and Contingencies	-

Stockholders’ Equity
Preferred stock, $.001 par value, 1,000,000
authorized, no shares issued and outstanding	-
Common stock, $.001 par value, 150,000,000 shares
authorized, 3,102,998 issued and outstanding	3,103
Additional paid-in capital	5,729,931
Accumulated deficit	(5,731,334)
Total Stockholders’ Equity	1,700
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$998,997

See accompanying summary of accounting policies and notes to financial statements.

ABAZIAS, INC.
STATEMENTS OF OPERATIONS
Years ended December 31, 2007 and 2006

	2007	2006
Sales	$7,294,858	$4,794,369
Cost of sales	6,437,247	4,232,107
Gross profit	857,611	562,262

General and administrative	2,679,236	778,079
Net operating loss	(1,821,625)	(215,817)

Interest expense	(5,337)	(6,195)
Net loss	$(1,826,962)	$(222,012)

Basic and diluted net
loss per share	$(0.63)	$(0.10)

Weighted average
shares outstanding	2,879,115	2,147,441

See accompanying summary of accounting policies and notes to financial statements.

ABAZIAS, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2007 and 2006

			Additional
	Common Stock		Paid in	Retained
	Shares	Amount	Capital	Deficit		Totals
Balances,
December 31, 2005	2,143,607	$2,144	$3,919,750	$(3,682,360)		$239,534

Shares issued for
Services	6,000	6	14,033	-		14,039

Shares issued for
Cash	-	-	-	-		-

Imputed interest	-	-	6,195	-		6,195

Net loss				(222,012)		(222,012)
Balances,
December 31, 2006	2,149,607	2,150	3,939,978	(3,904,372)		37,756

Shares issued for
services	73,750	73	158,152	-		158,225
Shares issued for cash	379,641	380	599,620	-		600,000
Warrants/Options issued for services			1,002,344			1,002,344
Exercise of options	500,000	500	24,500	-		25,000
Imputed interest	-	-	5,337	-		5,337

Net loss				(1,826,962)		(1,826,962)
Balances, December 31, 2007	3,102,998	$3,103	$5,729,931	$(5,731,33	)4	$1,700

See accompanying summary of accounting policies and notes to financial statements.

ABAZIAS, INC
STATEMENTS OF CASH FLOWS
Years Ended December 31, 2007 and 2006

	2007	2006
Cash Flows From Operating Activities
Net loss	$(1,826,962)	$(222,012)
Adjustments to reconcile net loss to net cash
used in operating activities:
Common stock issued for services	158,225	14,039
Warrants/Options issued for services	1,002,344	-
Imputed interest on stockholder loan	5,337	6,195
Depreciation and amortization	18,386	5,702
Changes in:
Accounts receivable	143,137	(385,352)
Inventory	14,363	(69,473)
Accounts payable	(92,062)	538,168
Stock payable	50,000
Deferred revenues	(48,375)	20,891
Net Cash Used In Operating Activities	(575,607)	(91,842)
Cash Flows From Investing Activities
Cash paid for purchase of fixed assets	(770)
Cash paid on development of website	-	(35,331)
Net Cash Used In Investing Activities	(770)	(35,331)

Cash Flows from Financing Activities
Proceeds from exercise of options	25,000	-
Proceeds from sale of common stock	300,000
Proceeds from stockholder loans	296,000
Payment on stockholders loans	(164,204)	(10,000)
Proceeds from stock payable	-	300,000
Net Cash Provided by Financing Activities	456,796	290,000
Net change in cash	(119,581)	162,827
Cash at beginning of year	457,354	294,527
Cash at end of year	$337,773	$457,354
Supplemental disclosure
Income taxes paid	$-	$-
Interest paid	-	-
Non –cash operating and financing activities: e
Common stock issued as payment on stock payable	300,000	-

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

Cash Equivalents. Highly liquid investments with original maturities of three months or less are considered cash equivalents. There were no cash equivalents as of December 31, 2007.

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

Share-Based Compensation.  Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123R, “Share−Based Payment” which establishes accounting for equity instruments exchanged for employee service. We utilize the Black−Scholes option pricing model to estimate the fair value of employee stock based compensation at the date of grant, which requires the input of highly subjective assumptions, including expected volatility and expected life. Further, as required under SFAS 123R, we now estimate forfeitures for options granted, which are not expected to vest. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our share−based compensation. These assumptions are subjective and generally require significant analysis and judgment to develop. When estimating fair value, some of the assumptions will be based on, or determined from, external data and other assumptions may be derived from our historical experience with stock−based payment arrangements. The appropriate weight to place on historical experience is a matter of judgment, based on relevant facts and circumstances.

Advertising Costs are expensed as incurred. Advertising costs were $612,214 and $175,235 for the years ended December 2007 and 2006, respectively.

Income Taxes. Income tax expense is based on reported earnings before income taxes. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes, and are measured by applying enacted tax rates in effect in years in which the differences are expected to reverse.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.”   FIN 48 provides guidance on recognition, classification and disclosure concerning uncertain tax liabilities. The evaluation of a tax position requires recognition of a tax benefit if it is more likely than not it will be sustained upon examination. Abazias adopted FIN 48 effective January 1, 2007. The adoption did not have a material impact on the financial statements.

Basic and Diluted Loss Per Share. Basic and diluted loss per share equals net loss divided by weighted average shares outstanding during the period. Diluted loss per share includes the impact of common stock equivalents using the treasury stock method when the effect is dilutive.

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

Recently Issued Accounting Pronouncements. Abazias does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position, or cash flow.

Website. In accordance with SOP 98−1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," we capitalize costs incurred during the application development stage related to the development of internal−use software and amortize these costs over the estimated useful life of two years. Costs incurred related to the maintenance of internal−use software are expensed as incurred. Amortization expense was $17,666 for the year ended December 31, 2007.

NOTE 2 - LOANS FROM STOCKHOLDER

The majority stockholder hasadvanced money to Abazias on an as-needed basis during for the year ended December 31, 2007 and will continue to advance money to support Abazias’ working capital and cash flow needs for the year ended December 31, 2008  The advances are due on demand, bear no interest and have no collateral. Imputed interest expense of $5,337 and $6,195 using an interest rate of 8% was recorded as a contribution to capital for 2007 and 2006, respectively. The balance as of December 31, 2007 was $208,031.

NOTE 4 - INCOME TAXES

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2007 are as follows:

Deferred tax assets:

Net operating loss carryforward	$389,109
Less: valuation allowance	(389,109)
Net current deferred tax asset	$-

Abazias has net operating loss carry forwards of $1,111,741 as of December 31, 2007 which expire in the year 2023 and 2027.

NOTE 5 - EQUITY

Reverse Stock Split

On September 10, 2006, Abazias affected a one−for−forty reverse stock split of their common stock. All issued and outstanding common stock and related per share amounts in this Annual Report on Form 10−K have been retroactively adjusted to reflect this reverse stock split. The number of shares of preferred stock outstanding was not affected. Any issued and outstanding warrants were also adjusted accordingly.

Common Stock

On March 2, 2006, 4,000 shares of common stock were issued to a consultant for a value of $8,800.

On September 13, 2006 625 shares of common stock were issued to a consultant for a value of $1,800.

On October 12, 2006, 1,375 shares of common stock were issued to a consultant for a value of $3,439.

On February 2, 2007, 1,250 shares of common stock were issued to an employee for services with a fair value of $2,725.

On February 2, 2007, 50,000 shares of common stock were issued to a consultant for services with a fair value of $109,000.

On February 7, 2007, Abazias issued 200,000 shares of common stock for $300,000 which related to a stock payable as of December 31, 2006..

On February 19, 2007, 125,000 warrants were issued to purchase shares of common stock to a consultant. The warrants have an exercise price of $.05 and expire in two years. The fair value of the warrants is $250,586. All of these warrants were exercised on February 19, 2007 for $6,250.

On February 22, 2007, pursuant to an employment agreement, the CFO was granted options to purchase 125,000 shares of common stock. The options have an exercise price of $.05 per share and expire in two years. The fair value of the options is $250,586.  All of these options were exercised on February 22, 2007 for $6,250.

On February 22, 2007, pursuant to an employment agreement, the CEO was granted options to purchase 250,000 shares of common stock. The options have an exercise price of $.05 per share and expire in two years. The fair value of the options is $501,172. All options were exercised on February 22, 2007 for $12,500.

On February 23, 2007, 15,000 shares of common stock were issued to a consultant for services with a fair value of $30,000.

On July 13, 2007, 89,821 shares of common stock were issued for $150,000.

On October 16, 2007, 7,500 shares of common stock were issued to our attorney for services with a fair value of $16,500.

On October 31, 2007, Abazias issued 29,940 shares of common stock with 10,417 warrants for $50,000.  The warrants have an exercise price of $2.25 and expire in three years.  The proceeds were allocated to the common stock and warrants based on their relative fair values.  The relative fair value of the common stock is $31,264 and the relative fair value of the warrants is $18,736.

On October 31, 2007, Abazias issued 29,940 shares of common stock with 14,881 warrants for $50,000.  The warrants have an exercise price of $2.25 and expire in three years.  The proceeds were allocated to the common stock and warrants based on their relative fair values.  The relative fair value of the common stock is $23,062 and the relative fair value of the warrants is $26,938.

On November 1, 2007, Abazias issued 8,982 shares of common stock with 4,464 warrants for $15,000.  The warrants have an exercise price of $2.25 and expire in three years.  The proceeds were allocated to the common stock and warrants based on their relative fair values.  The relative fair value of the common stock is $8,722 and the relative fair value of the warrants is $6,278.

On November 5, 2007, Abazias issued 20,958 shares of common stock with 14,881 warrants for $35,000.  The warrants have an exercise price of $2.25 and expire in three years.  The proceeds were allocated to the common stock and warrants based on their relative fair values.  The relative fair value of the common stock is $17,257 and the relative fair value of the warrants is $17,743.

In accordance with SFAS 123R, the value of the stock options and warrants were determined using a Black−Scholes model. The assumptions made in the valuation of options and warrants included volatility of 208%, a risk−free interest rate of 4.87%, stock price on the date of grant of $2.03 and an expected life of 2 years.

Warrants

Summary information regarding warrants is as follows:

		Weighted
		Average
		Exercise
	Warrants	Price
Balance at December 31, 2005:	92,857	$5.73
Granted	-	-
Exercised	-	-
Balance at December 31, 2006	92,857	5.73
Granted	44,643	2.25
Exercised	-	-
Expired	(17,857)	6.00
Balance at December 31, 2007	119,643	$4.39

Warrants outstanding and exercisable as of December 31, 2007:

Exercise	Remaining	Warrants	Warrants
Price Life		Outstanding	Exercisable
$6	.63 years	62,500	62,500
$4	.79 years	12,500	12,500
$2.25	2.83 years	44,643	44,643
		119,643	119,643

NOTE 6 – RELATED PARTY TRANSACTION

The majority stockholder provides the Abazias with 1,200 square feet of office space which the Abazias rents on a month to month basis.  The monthly rent is approximately $2,200.

NOTE 7 - SUBSEQUENT EVENTS

On January 24, 2008, 3,000 shares of common stock were issued to a consultant for services with a fair value of $5,100.

On March 13, 2008, Abazias issued 29,762 shares of common stock which related to the stock payable at December 31, 2007.

On February 28, 2008, Abazias issued 29,762 shares of common stock for $50,000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None--Not Applicable

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending December 31, 2007 covered by this Annual Report on Form 10-KSB. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after December 31, 2007.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our CEO, conducted an evaluation of the effectiveness of our internal control over financial reporting.  Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness relates to the monitoring and review of work performed by our Chief Financial Officer and lack of segregation of duties.  In the preparation of audited financial statements, footnotes and financial data all of our financial reporting is carried out by our Chief Financial Officer, and we do not have an audit committee to monitor or review the work performed.   The lack of segregation of duties results from  lack of accounting staff with accounting technical expertise necessary for an effective system of internal control. In order to mitigate this material weakness to the fullest extent possible, all financial reports are reviewed by the Chief Executive Officer. All unexpected results are investigated. At any time, if it appears that any control can be implemented to continue to mitigate such weaknesses, it is immediately implemented. As soon as our finances allow, we will hire sufficient accounting staff and implement appropriate procedures for monitoring and review of work performed by our Chief Financial Officer.

This annual report does not include an attestation report of the Company s registered public accounting firm regarding internal control over financial reporting. Management s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management s report in this Annual Report on Form 10-KSB.

Changes in Internal Control Over Financial Reporting

No change in the Company s internal control over financial reporting occurred during the quarter ended December 31, 2007, that materially affected, or is reasonably likely to materially affect, the Company s internal control over financial reporting.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of beneficial ownership and changes in beneficial ownership of our securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities).  Directors, executive officers and beneficial owners of more than 10% of our Common Stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file. Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to us, or written representations that no reports were required, we believe that for the fiscal year ended December 31, 2007 beneficial owners complied with Section 16(a) filing requirements applicable to them.

ITEM 10.  EXECUTIVE COMPENSATION

Summary Compensation Table

2007

The table below summarizes all compensation awarded to, earned by, or paid to our Principal Executive Officer, our two most highly compensated executive officers other than our PEO who occupied such position at the end of our latest fiscal year and up to two additional executive officers who would have been included in the table below except for the fact that they were not executive officers at the end of our latest fiscal year, by us, or by any third party where the purpose of a transaction was to furnish compensation, for all services rendered in all capacities to us or our LLC subsidiary for the latest two fiscal years ended December 31, 2007 and 2006.

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

Name	Position	Year	Compensation
Oscar Rodriguez	CEO	2005	$36,000

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

ITEM 11.  SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITY HOLDERS

The following tables set forth the ownership, as of the date of this registration statement, of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, our directors, and our executive officers and directors as a group.  To the best of my knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted.  There are not any pending or anticipated arrangements that may cause a change in control of our company. All business addresses are 5214 SW 91 st  Terrace, Gainesville, FL 32608.

Name	Number of Shares	Percentage of Shares Issued
Oscar Rodriguez	1,125,000	38.4%
Jesus Diaz	375,000	12.8%
Aaron Taravella	125,000	4.2%
Rob Rill	165,000	5.6%
Strategic Capital Advisors, Inc. *	142,500	4.8%

All officers and directors as a group [3 persons]	1,932,500	58.3%

* Mr. Rill is the principal of Strategic Capital Advisors, Inc.

This table is based upon information derived from our stock records.  Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, it believes that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned.  Applicable percentages are based upon 3,102,998 shares of common stock outstanding as of December 31  , 2007.

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

TITLE	NAME	DATE	SIGNATURE

Principal Executive	Oscar Rodriguez	March31, 2008	/s/ Oscar Rodriguez
Office

Principal Accounting	Jesus Diaz	March 31, 2008	/s/ Jesus Diaz
Officer

Principal Financial	Jesus Diaz	March 31, 2008	/s/ Jesus Diaz
Officer

Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the date indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Oscar Rodriguez	Oscar Rodriguez	Director	March 31, 2008

/s/ Jesus Diaz	Jesus Diaz	Director	March 31, 2008

/s/ Aaron Taravella	Aaron Taravella	Director	March 31, 2008