Form 10-Q
period 2008-03-31
ABAZIAS INC
filed 2008-05-20
CIK 1096208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

☐TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _____________________ to ______________

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
Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐  No ☒

Applicable only to corporate issuers:
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, $.001 par value 3,178,057 shares outstanding as of May 15, 2008.

Transitional Small Business Disclosure Format: Yes ☐  No ☒

PART I.

Item 1. FINANCIAL INFORMATION
ABAZIAS, INC.
BALANCE SHEETS
(unaudited)

	March 31,	December 31,
	2008	2007
ASSETS
Current assets:
Cash	$159,379	$337,773
Accounts receivable	337,070	400,281
Inventory	279,474	245,570
Total current assets	775,923	983,624

Property & equipment, net of accumulated
depreciation of $5,287 and $5,287 respectively	2,209	2,209
Website, net of accumulated amortization
of $26,583 and $22,167 respectively	8,748	13,164
Total Assets	$786,880	$998,997
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$774,325	$739,266
Stock payable	-	50,000
Loans from stockholders	62,031	208,031
Total Current Liabilities	836,356	997,297
Commitments and Contingencies	-	-

Stockholders’ Equity:
Preferred stock, $.001 par value, 1,000,000
authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 150,000,000 shares
authorized, 3,165,522 and 3,102,998
issued and outstanding respectively	3,166	3,103
Additional paid-in capital	5,836,412	5,729,931
Accumulated deficit	(5,889,054)	(5,731,334)
Total Stockholders’ Equity	(49,476)	1,700
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$786,880	$998,997

ABAZIAS, INC.
STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2008 and 2007
(Unaudited)

	2008	2007

Sales	$1,792,702	$1,644,684
Cost of sales	1,551,880	1,549,390
Gross profit	240,822	95,294

General and administrative	397,098	1,401,357
Net operating loss	(156,276)	(1,306,063)

Interest expense	(1,444)	(1,191)
Net Loss	$(157,720)	$(1,307,254)

Basic and diluted loss per share	$(0.05)	$(0.52)

Weighted average shares outstanding	3,116,981	2,527,227

ABAZIAS, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
Three Months Ended March 31, 2008
(Unaudited)

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Deficit	Totals
Balances,
December 31, 2007	3,102,998	$3,103	$5,729,931	$(5,731,334)	$1,700

Shares issued for
services	3,000	3	5,097	-	5,100

Shares issued for
cash and stock payable	59,524	60	99,940	-	100,000

Imputed interest	-	-	1,444	-	1,444

Net loss				(157,720)	(157,720)
March 31, 2008	3,165,522	$3,166	$5,836,412	$(5,889,054)	$(49,476)

ABAZIAS, INC
STATEMENTS OF CASH FLOW
Three Months Ended March 31, 2008 and 2007
(Unaudited)
	2008	2007
Cash Flows From Operating Activities
Net loss	$(157,720)	$(1,307,254)
Adjustments to reconcile net loss to net cash
used in operating activities:
Common stock issued for services	5,100	111,725
Options issued for services	-	1,002,344
Imputed interest on stockholder loan	1,444	1,191
Depreciation and amortization	4,416	4,596
Changes in:
Accounts receivable	63,211	312,727
Inventory	(33,904)	9,462
Accounts payable and accrued expenses	35,059	(413,890)
Deferred revenues	-	(12,569)
Net Cash Used In Operating Activities	(82,394)	(291,668)

Cash Flows From Financing Activities
Payment on loans from stockholders	(146,000)	(25,000)
Common stock issued for cash	50,000	-
Net Cash Used In Financing Activities	(96,000)	(25,000)

Net change in cash	(178,394)	(316,668)
Cash at beginning of period	337,773	457,354
Cash at end of period	$159,379	$140,686

Supplementary Disclosures:
Income tax paid	$-	$-
Interest paid	-	-

Non-cash operating and financing activities:
Common stock issued as payment on stock payable	50,000	300,000
Subscriptions receivable for exercise of options		25,000

ABAZIAS, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

The accompanying unaudited interim financial statements of Abazias, Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Abazias’ latest Annual Report filed with the SEC on Form 10-KSB.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, 2007, as reported in Form 10-KSB, have been omitted.

NOTE 2 - LOANS FROM STOCKHOLDERS

The majority stockholder has advanced money to Abazias on an as-needed basis during the period ended March 31, 2008 and will continue to advance money to support Abazias' working capital and cash flow needs for the year ending December 31, 2008. The advances are due upon demand, bear no interest and have no collateral. Imputed interest expenses of $1,444 and $1,191 using an interest rate of 8% was recorded as a contribution to capital for the period ended March 31, 2008 and 2007, respectively. The balance as of March 31, 2008 was $62,031.

NOTE 3 - EQUITY

On January 24, 2008, 3,000 common shares were issued to a consultant for services with a fair value of $5,100.

On March 13th, 2008, Abazias issued 29,762 common shares for a $50,000 stock payable.

On March 13th, 2008, Abazias issued 29,762 common shares for $50,000 cash.

Item 2.                             Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Some of the statements contained in this Form 10-Q that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties.  We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-Q, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses.  No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.  Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

•	Our ability to maintain, attract and integrate internal management, technical information and management information systems;

•	Our ability to generate customer demand for our services;

•	The intensity of competition; and

•	General economic conditions.

All written and oral forward-looking statements made in connection with this Form 10-Q that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

Overview

We are an online retailer of high quality loose diamonds and fine jewelry settings for our diamonds. Our web site at www.abazias.com showcases over 100,000 diamonds almost all of which are independently certified and around 600 styles of fine jewelry, including rings, wedding bands, earrings, necklaces, and bracelets.

RESULTS OF OPERATIONS

Three months ended March 31, 2008 vs. three months ended March 31, 2007

	2008	2007

Sales	$1,792,702	$1,644,684
Cost of sales	1,551,880	1,549,390
Gross profit	240,822	95,294

General and administrative	397,098	1,401,357
Net operating loss	(156,276)	(1,306,063)

Interest expense	(1,444)	(1,191)
Net Loss	$(157,720)	$(1,307,254)

Basic and diluted loss per share	$(0.05)	$(0.52)

Weighted average shares outstanding	3,116,981	2,527,227

Three Months Ended March 31, 2008 and 2007

Our sales for the three months ended March 31, 2008 vs. three months ended March 31, 2007 increased 9% to $1,792,702 from $1,644,684 primarily due to an increase in online marketing campaigns, especially with respect to increasing our visibility on search engine rankings. This is a result of our extensive internal search engine optimization campaign and pay per performance search engine efforts. Additionally, an increased expenditure and its corresponding exposure in certain jewelry and general retail internet portals, like pricegrabber.com and pricescope.com, assisted in this increase in revenue.

Our cost of sales for the three months ended March 31, 2008 vs. three months ended March 31, 2007 increased less than a percentage point to $1,551,880 from $1,549,390.

Our general and administrative expenses for the three months March 31, 2008 vs. three months ended March 31, 2007 decreased 253% to $397,098 from $1,401,357. For the period ended March 31,2007 the company had expense of $1,114,003 relating to stock issued to key employees and consultants. This expense was not present for the three months ended March 31, 2008.  For the three months ended March 31,2008 the company did have increased spending on internet related advertising including search engine optimization, pay per click advertising, and portal advertising cost. Additionally payroll has increased due to new hires in preparation of future growth.

Our interest expense for the three months ended March 31, 2008 vs. three months ended March 31, 2007 increased to $1,444. This was a result of an increase in average outstanding  principal liability owed to our major stockholder Oscar Rodriguez during this period.

Accordingly, our net loss for the three months ended March 31, 2008 vs. three months ended March 31, 2007 decreased 88% to $157,720 from $1,307,254 due to expense related to stock issued no longer being present and increased spending on internet related advertising including: search engine optimization, pay per click advertising, and portal advertising related cost.

Liquidity and Capital Resources

At March 31, 2008 we had current assets of:

Cash	$159,379
Accounts receivable	337,070
Inventory	279,474
Total current assets	775,923

At March 31, 2008 we had current liabilities of:

Accounts payable	$774,325
Loans from stockholders	62,031
Total Current Liabilities	836,356

We expect that our average cash revenues to increase over the next twelve months based on recent historical trends. We also expect expenses to increase over the same period. We anticipate that this will result in an increase in gross profit as well as a decrease in advertising spend should compensate for the current negative cash flow position, primarily because a significant portion of our expenses are fixed. While this may not always compensate for negative cash flow on a quarter by quarter basis due to the timing or certain large payables (ie. diamond vendors), over a larger period of time we expect this to be the case. We intend to raise additional funds from an offering of our stock in the future. Except for preliminary discussions, we have not taken any steps to effect this offering and we have no agreement, commitment or understanding for this financing.  The offering may not occur, or if it occurs, may not generate the required funding.  We may also consider securing debt financing.

Although this cash flow position is currently negative, management feels reasonably confident that it is in a position to maintain or increase the required level of sales, and/or reduce corresponding expenses as needed to fulfill its financial obligations from a cash flow perspective on an ongoing basis into the future, although there is no assurance we can do so. The majority stockholder advances money to Abazias on an as−needed basis. If needed, he has agreed to make further advances during fiscal 2008. The advances are due on demand, bear no interest and have no collateral.  At March 31, 2008 the amount of the advance was $62,031. Our recent negative cash flow has been funded by previous stock issuances to accredited investors and the majority stockholder.

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

b) Since our inventory is purchased at the time of sale,, we have reviewed EITF 99-19, to clarify if we might be deemed a diamond agent and have to report sales on a net basis.  We clearly do not fit under the appropriate definition as an agent for several reasons. We purchase all of our diamonds under our credit facilities with our various wholesalers. This varies between many dealers and in some cases, requires us to wire funds before a diamond is shipped, to many dealers offering us credit terms of net 30 for payment. The customer that purchases a diamond or other product, does so with us solely, and is never even aware of our wholesaler relationships, and even at any time we’re aware, could not purchase from them. Consequently, regardless of whether we are paid or not for the diamond or other products we sell, we are obligated to pay our wholesaler for said product once shipped. We have purchased the diamond or product, and the responsibility of said product solely rests with us, including accepting a return from a customer, even when we in turn might not be able to return the same diamond to our wholesaler. Regardless of whether or not the company is deemed an agent, which we clearly are not, we would still fulfill all the indicators under EITF 99-19 for gross revenue reporting. We are the primary obligator in the arrangement, we maintain inventory risk in the event the product is returned, price establishment rests solely with us, we can and do modify the product frequently by mounting diamonds, as well as finishing them and other products, we can and do choose among many suppliers, all products sold are determined by us, we have physical loss risk, and additionally shoulder credit risk. Based on these reasons, we clearly are not an agent, and should report revenues on a gross basis.

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

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report on Form 10-Q, our Chief Executive Officer and our Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act. In designing and evaluating the disclosure controls and procedures, the Company recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

 Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this report on Form 10-Q that the Company's disclosure controls and procedures are not effective to provide reasonable assurance that: (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure by the Company; and (ii) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  In our evaluation of disclosure controls and procedures as of December 31, 2007, we concluded there was a material weakness in our internal controls over financial reporting which we viewed as an integral part of our disclosure controls and procedures.   The material weakness as noted below has not been remediated as of March 31, 2008.

Changes in Internal Control Over Financial Reporting

As of December 31, 2007 the Company identified a material weakness in our internal controls over financial reporting.  The material weakness relates to the monitoring and review of work performed by our Chief Financial Officer and lack of segregation of duties. In the preparation of audited financial statements, footnotes and financial data all of our financial reporting is carried out by our Chief Financial Officer, and we do not have an audit committee to monitor or review the work performed. The lack of segregation of duties results from lack of accounting staff with accounting technical expertise necessary for an effective system of internal control. In order to mitigate this material weakness to the fullest extent possible, all financial reports are reviewed by the Chief Executive Officer. All unexpected results are investigated. At any time, if it appears that any control can be implemented to continue to mitigate such weaknesses, it is immediately implemented. As soon as our finances allow, we will hire sufficient accounting staff and implement appropriate procedures for monitoring and review of work performed by our Chief Financial Officer.

There were no significant changes in our internal control over financial reporting identified in connection with the evaluation that occurred during the last fiscal quarter that have materially affected or that are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 13, 2008, Abazias issued 59,524 shares of common stock for $100,000 in cash to one individual and one entity.

Our shares were issued in all of the foregoing transactions in reliance upon Section 4(2) of the 1933 Act in view of the following:

●	None of these issuances involved underwriters, underwriting discounts or commissions.
●	Restrictive legends were and will be placed on all certificates issued as described above.
●	The distribution did not involve general solicitation or advertising.

The distributions were made only to investors who were sophisticated enough to evaluate the risk of the investment.

In addition to representations given to us by the above-referenced investors, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment.

Furthermore, all of the above-referenced persons were provided the opportunity to obtain any additional information, to the extent we possessed such information, necessary to verify the accuracy of the information to which the investors were given access.

Item 3.   Default Upon Senior Securities

Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.   Other Information

Item 6.   Exhibits

(a) Exhibits:

Exhibit No.	Document Description

31.1	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

31.2	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

32.2	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(b) Form 8-K.

SIGNATURES

In accordance with Section 12 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Abazias, Inc.

Dated: May 20, 2008	By:	/s/ Oscar Rodriguez
Oscar Rodriguez
President and Director

Dated: May 20, 2008	By:	/s/ Jesus Diaz
Jesus Diaz
Principal Financial Officer and Principal Accounting Officer