Form 10KSB/A
period 2007-12-31
ABAZIAS INC
filed 2008-08-05
CIK 1096208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB/A

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2007

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Abazias, Inc.
(Exact name of registrant as specified in its charter)

Florida	333-112167	65-0636277
(State or other jurisdiction of incorporation)	(Commission File No.)	(IRS Employer Identification No.)

5214 SW 91st Terrace Suite A
Gainesville, FL 32608
(Address of principal executive offices) (Zip Code)

352-264-9940
 (Registrant’s telephone number)

Securities Registered Pursuant to Section 12(b) of the Act: NONE

Title of each class	Name of each exchange on which registered

Securities Registered Pursuant to Section 12(g) of the Act:

COMMON
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

The issuer's revenues for its most recent fiscal year was $7,294,858.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of July 31, 2008: $1.02

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

As of the date of this filing, the Company's Common Stock is trading on the over the counter bulletin board.

As of July 31, 2008, 2008, 3,178,057 shares of our common stock were issued and outstanding.

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

No documents are incorporated by reference into this Annual Report on Form 10-KSB/A.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

FORWARD LOOKING STATEMENTS

This Amended Annual Report contains forward-looking statements about our business, financial condition and prospects that reflect our management's assumptions and beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized.  If any of our assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, Abazias’ actual results may differ materially from those indicated by the forward-looking statements.

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

Table of Contents

ITEM 8A. CONTROLS AND PROCEDURES	4
ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K	5

We are filing this Form 10-KSB/A to amend Form 10-KSB filed on April 1, 2008 to add supplemental information concerning management’s assessment of Internal Controls and Procedures which was incomplete and is being corrected in this amendment.

 ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission.  Furthermore, due to our financial situation, we will be implementing further internal controls as we become operative so as to fully comply with the standards set by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending December 31, 2007 covered by this Annual Report on Form 10-KSB/A. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after December 31, 2007.

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

Our management, including our CEO and CFO, conducted an evaluation of the effectiveness of our internal control over financial reporting.  Based on its evaluation, our management concluded that our internal controls over financial reporting were ineffective and that there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

This annual report does not include an attestation report of the Company s registered public accounting firm regarding internal control over financial reporting. Management s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-KSB/A.

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

(a) List of documents filed as part of this Report:

    None

(b) Exhibits:

The following exhibits listed are filed as part of this Report:

    31.1     Amended Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer Oscar Rodriguez

    32.1     Amended Section 1350 Certification, Oscar Rodriguez

    31.2     Amended Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer, Jesus Diaz

    32.2     Amended Section 1350 Certification, Jesus Diaz

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report on Form 10-KSB/A to be signed on its behalf by the undersigned, thereunto duly authorized.

TITLE	NAME	DATE	SIGNATURE

Principal Executive	Oscar Rodriguez	August 4, 2008	/s/ Oscar Rodriguez
Office

Principal Accounting	Jesus Diaz	August 4, 2008	/s/ Jesus Diaz
Officer

Principal Financial	Jesus Diaz	August 4, 2008	/s/ Jesus Diaz
Officer

Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the date indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Oscar Rodriguez	Oscar Rodriguez	Director	August 4, 2008

/s/ Jesus Diaz	Jesus Diaz	Director	August 4, 2008

/s/ Aaron Taravella	Aaron Taravella	Director	August 4, 2008