Form 10-Q
period 2008-06-30
ABAZIAS INC
filed 2008-08-14
CIK 1096208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

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

Applicable only to corporate issuers:
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, $.001 par value 3,178,057 shares outstanding as of August 12, 2008.

Transitional Small Business Disclosure Format: Yes ☐  No ☒

PART I.

Item 1. FINANCIAL INFORMATION
ABAZIAS, INC.
BALANCE SHEETS
(unaudited)

	June 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash	$84,013	$337,773
Accounts receivable	224,977	400,281
Inventory	331,129	245,570
Total current assets	640,119	983,624

Property & equipment, net of accumulated
depreciation of $5,287 and $5,287 respectively	2,209	2,209
Website, net of accumulated amortization
of $31,000,583 and $22,167 respectively	4,331	13,164
Total Assets	$646,659	$998,997

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses	$704,518	$739,266
Stock payable	-	50,000
Loans from stockholders	62,031	208,031
Total Current Liabilities	766,549	997,297
Commitments and Contingencies	-	-

Stockholders’ Equity (Deficit):
Preferred stock, $.001 par value, 1,000,000
authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 150,000,000 shares
authorized, 3,165,522 and 3,102,998
issued and outstanding respectively	3,166	3,103
Additional paid-in capital	5,837,649	5,729,931
Accumulated deficit	(5,960,705)	(5,731,334)
Total Stockholders’ Equity (Deficit)	(119,890)	1,700
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$646,659	$998,997

See accompanying notes to unaudited financial statements.

ABAZIAS, INC.
STATEMENTS OF OPERATIONS
Three and Six Months Ended June 30, 2008 and 2007
(Unaudited)

	Three months		Six months
	2008	2007	2008	2007

Sales	$1,848,130	$1,697,683	3,640,832	$3,342,367
Cost of sales	1,587,238	1,346,001	3,139,118	2,895,391
Gross profit	260,892	351,682	501,714	446,976

General and administrative	331,306	402,143	728,404	1,803,499
Operating loss	(70,414)	(50,461)	(226,690)	(1,356,523)

Interest expense	(1,237)	(754)	(2,681)	(1,945)
Net Loss	$(71,651)	$(51,215)	(229,371)	(1,358,468)

Basic and diluted loss per share	$(0.02)	$(0.01)	(0.07)	(0.50)

Weighted average shares outstanding	3,165,522	2,915,838	3,141,251	2,722,606

See accompanying notes to unaudited financial statements.

ABAZIAS, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS'  EQUITY (DEFICIT)
Six Months Ended June 30, 2008
(Unaudited)

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Deficit	Totals
Balances,
December 31, 2007	3,102,998	$3,103	$5,729,931	$(5,731,334)	$1,700

Shares issued for
services	3,000	3	5,097	-	5,100

Shares issued for
cash and stock payable	59,524	60	99,940	-	100,000

Imputed interest	-	-	2,681	-	2,681

Net loss				(229,371)	(229,371)
June 30, 2008	3,165,522	$3,166	$5,837,649	$(5,960,705)	$(119,890)

See accompanying notes to unaudited financial statements.

ABAZIAS, INC
STATEMENTS OF CASH FLOW
Six Months Ended June 30, 2008 and 2007
(Unaudited)

	2008	2007
Cash Flows From Operating Activities
Net loss	$(229,371)	$(1,358,468)
Adjustments to reconcile net loss to net cash
used in operating activities:
Common stock issued for services	5,100	141,725
Options issued for services	-	1,002,344
Imputed interest on stockholder loan	2,681	1,945
Depreciation and amortization	8,833	9,240
Changes in:
Accounts receivable	175,304	116,694
Inventory	(85,559)	29,213
Accounts payable and accrued expenses	(34,748)	(390,566)
Bank overdraft	-	49,969
Deferred revenues	-	(19,549)
Net Cash Used In Operating Activities	(157,760)	(417,453)

Cash Flows From Investing Activities
Purchase of assets	-	(770)
Net Cash Used In Investing Activities	-	(770)

Cash Flows From Financing Activities
Proceeds from subscription receivable	-	25,000
Payment on loans from stockholders	(146,000)	(64,131)
Common stock issued for cash	50,000	-
Net Cash Used In Financing Activities	(96,000)	(39,131)

Net change in cash	(253,760)	(457,354)
Cash at beginning of period	337,773	457,354
Cash at end of period	$84,013	$-

Supplementary Disclosures:
Income tax paid	$-	$-
Interest paid	-	-

Non-cash operating and financing activities:
Common stock issued as payment on stock payable	$50,000	$300,000

See accompanying notes to unaudited financial statements.

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

NOTE 2 - LOANS FROM STOCKHOLDERS

The majority stockholder has advanced money to Abazias on an as-needed basis during the period ended June 30, 2008 and will continue to advance money to support Abazias' working capital and cash flow needs for the year ending December 31, 2008. The advances are due upon demand, bear no interest and have no collateral. Imputed interest expenses of $2,681 and $1,945 using an interest rate of 8% was recorded as a contribution to capital for the six month period ended June 30, 2008 and 2007, respectively. The balance as of June 30, 2008 was $62,031.

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

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2008 and 2007

	Three months		Six months
	2008	2007	2008	2007

Sales	$1,848,130	$1,697,683	3,640,832	$3,342,367
Cost of sales	1,587,238	1,346,001	3,139,118	2,895,391
Gross profit	260,892	351,682	501,714	446,976

General and administrative	331,306	402,143	728,404	1,803,499
Operating loss	(70,414)	(50,461)	(226,690)	(1,356,523)

Interest expense	(1,237)	(754)	(2,681)	(1,945)
Net Loss	$(71,651)	$(51,215)	(229,371)	(1,358,468)

Basic and diluted loss per share	$(0.02)	$(0.01)	(0.07)	(0.50)

Weighted average shares outstanding	3,165,522	2,915,838	3,141,251	2,722,606

Three Months Ended June 30, 2008 and 2007

Our sales for the three months ended June 30, 2008 vs. three months ended June 30, 2007 increased 9% to $1,848,130 from $1,697,683 primarily due to an increase in online marketing campaigns, especially with respect to increasing our visibility on search engine rankings. This is a result of our extensive internal search engine optimization campaign and pay per performance search engine efforts. Additionally, an increased expenditure and its corresponding exposure in certain jewelry and general retail internet portals, like pricegrabber.com and pricescope.com, assisted in this increase in revenue.

Our cost of sales for the three months ended June 30, 2008 vs. three months ended June 30, 2007 increased 18% from $1,587,237 from $1,346,001 primarily due to an increase in sales.

Our general and administrative expenses for the three months ended June 30, 2008 vs. three months ended June 30, 2007 decreased 18% to $331,306 from $402,143 primarily due to a significant reduction in underperforming paid advertising spend.
.

Our interest expense for the three months ended June 30, 2008 vs. three months ended June 30, 2007 increased to $1,237. This was a result of an increase in average outstanding principal liability owed to our major stockholder Oscar Rodriguez during this period.

Our net loss for the three months ended June 30, 2008 vs. three months ended June 30, 2007 increased 40% to $71,651 from $51,215 due primarily to a disproportionally low cost of goods for the quarter ending June 30th 2007 in which some of that quarters cost were in the previous and following quarters.

Six Months Ended June 30, 2008 and 2007

Our sales for the six months ended June 30, 2008 vs. six months ended June 30, 2007 increased 9% to $3,640,832 from
$3,342,367 primarily due to an increase in online marketing campaigns, especially with respect to increasing our visibility on search engine rankings. This is a result of our extensive internal search engine optimization campaign and pay per performance search engine efforts. Additionally, an increased expenditure and its corresponding exposure in certain jewelry and general retail internet portals, like pricegrabber.com and pricescope.com, assisted in this increase in revenue.

Our cost of sales for the six months ended June 30, 2008 vs. six months ended June 30, 2007 increased 8% to $3,139,118 from $2,895,391 primarily due to an increase in sales

Our general and administrative expenses for the six months June 30, 2008 vs. six months ended June 30, 2007 decreased 60% to $728,404 from $1,803,499. For the period ended June 30, 2007 the company had expense of $1,114,069 relating to stock issued to key employees and consultants. This expense was not present for the six months ended June 30, 2008. For the first 4 months of 2008 the company did have increased spending on internet related advertising including search engine optimization, pay per click advertising, and portal advertising cost. Which have been significantly reduced in the following quarter ending June 30th 2008. Additionally,  payroll has increased due to new hires in preparation of future growth.

Liquidity and Capital Resources

At June 30, 2008 we had current assets of:

Cash	$84,013
Accounts receivable	224,977
Inventory	331,129
Total current assets	640,119

At June 30, 2008 we had current liabilities of:

Accounts payable	$704,518
Loans from stockholders	62,031
Total Current Liabilities	766,549

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

On August 4, 2008, a letter concerning a possible acquisition by OmniReliant Holdings, Inc. (“Omni”) of approximately 100% of the outstanding capital stock (“Shares”) of a newly formed subsidiary (“Abazias Sub”) from Abazias, Inc. (“Abazias”) (the “Transaction”) was executed by the parties.

The agreement contains certain provisions which are merely a non-binding expression of intent and other provisions which constitute a binding agreement.

Non-Binding Expression of Intent

ACQUISITION PRICE:

Omni shall acquire the Shares in exchange for 13,000,000 shares of a zero coupon convertible preferred stock, or similar agreed to security exchange, to be designated (“Preferred Stock”). If Omni’s common stock is below $1.20 per share at closing, Omni will issue additional shares in order to make up such deficiency.  The Preferred Stock or other mutually agreeable security is convertible into 13,000,000 shares of common stock of Omni. In addition, Omni agrees to enter into an employment agreement with Oscar Rodriguez, Jesus Diaz and a key consultant (“Employment Agreements”). As consideration for such Employment Agreements and non-compete agreement Omni will pay $500,000.  In addition, and not as a condition to the Transaction, Omni will uses its best efforts to provide additional funding of at least $500,000, within 6 months post closing of the Transaction to the Abazias Sub.

DUE DILIGENCE:

To consummate the Transaction, Omni will need to: (a) complete due diligence by legal counsel and auditor on the timeframe set forth herein, (b) negotiate and execute binding definitive documents with Abazias, including lock-ups  (c) obtain board, regulatory and third-party approvals as required, and (d) enter into 2 year employment and non-compete agreements with Oscar Rodriguez and Jesus Diaz, such agreements shall also provide for a bonus in the event the Abazias Sub sells in excess of $15MM in cash within 2 years from closing. The bonus will be every dollar over 15MM in cash up to 17MM and 15% of the cash in excess of 17MM.

CONDITIONS TO THE TRANSACTION:

Abazias, will file with the Securities and Exchange Commission (“SEC”) and subsequent to clearance by the SEC: (i) mail to their shareholders a Proxy Statement setting forth the Transaction and soliciting, with the affirmative unanimous recommendation of such company’s Board of Directors, the affirmative vote of such number of their shareholders representing such number of their shares as is required by the laws of their respective domiciles, and (ii) hold properly noticed special meetings of their shareholders for the purpose of approving the Transaction, and at such meeting receive the affirmative vote of their shareholders representing such number of their shares as is required by the laws of their respective domiciles. Closing of the Transaction will occur ten days following the receipt by Abazias, of the affirmative vote of their shareholders representing such number of their shares as is required by the laws of their respective domiciles. At closing each party will deliver such ordinary and customary closing documents (including but not limited to third party consents, regulatory approvals, etc.) as is required to close the Transaction.

The parties each agree to negotiate in good faith and, if the parties reach a definitive agreement, and use all reasonable efforts to close the Transaction prior to February 1, 2009.

Binding Agreements

CONVERTIBLE NOTE:

A convertible secured promissory note in the principal amount of $500,000 shall be issued to Omni on the principal terms and conditions provided for herein (“Note”), within 10 days of signing this agreement.  The Note shall provide for per annum interest of 10%, interest payable quarterly, with principal and all unpaid interest thereon due on or before December 31, 2009.  The Note shall be convertible into common stock of Abazias at the closing bid price at the time of conversion with a floor of $.50 per share or be convertible into 25% of the shares of Abazias on a fully-diluted basis post closing of the Transaction.    In the event the acquisition and share exchange is effected, such note will be cancelled, and applied towards the minimum total deal value referenced above.

EXCLUSIVITY PERIOD:

During the period from the August 4, 2008 until the date which is the earlier of: (a) ninety days following the date of acceptance of this letter by Abazias and any extension thereof, or (b) the determination by Omni that it does not intend to proceed on the basis outlined in the letter (the “Exclusivity Period”), neither Abazias nor any person acting with Abazias authorization, approval or consent, express or implied, shall take any action, directly or indirectly: (i) to initiate or solicit any Alternate Transaction, or (ii) except as required in the furtherance of the fiduciary duties of the board of directors of Abazias Sub, (a) engage in discussions or negotiations with any entity or person other than Omni and its representatives concerning any Alternate Transaction (as defined in the letter), or (b) otherwise take any action outside of the ordinary course of business which would prejudice the ability of Omni to complete the Transaction described herein.

EXPENSE REIMBURSEMENT/BREAK-UP FEE:

If, during the Exclusivity Period, or any extensions thereof, Abazias, or any of Abazias’ affiliates enters into definitive documentation with respect to, or accepts any proposal with respect to any Alternate Transaction, then Abazias, joint and severally, will pay to Omni an amount in cash equal to the lesser of: (a) the sum of: (i) the documented out-of-pocket third party expenses Omni has incurred in respect of the transactions contemplated by this letter (whether incurred before or after the date of this letter), or (ii) $50,000.

The letter of intent/agreement is filed as an exhibit to our Form 8-K filed August 5, 2008 and should be referred to in its entirety for complete information concerning this agreement.

Although this cash flow position is currently negative, management feels reasonably confident that it is in a position to maintain or increase the required level of sales, and/or reduce corresponding expenses as needed to fulfill its financial obligations from a cash flow perspective on an ongoing basis into the future, although there is no assurance we can do so. The majority stockholder had advanced  money to Abazias on an as−needed basis..  At June 30, 2008 the amount of the advance was $62,031. Our recent negative cash flow has been funded by previous stock issuances to accredited investors and the majority stockholder

Certain Accounting Policies

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

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending June 30, 2008 covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after June 30, 2008.

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

This annual report does not include an attestation report of the Company s registered public accounting firm regarding internal control over financial reporting. Management s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Quartely Report on Form 10-Q.

Changes in Internal Control Over Financial Reporting

As of June 30, 2008 the Company identified a material weakness in our internal controls over financial reporting.  The material weakness relates to the monitoring and review of work performed by our Chief Financial Officer and lack of segregation of duties. In the preparation of audited financial statements, footnotes and financial data all of our financial reporting is carried out by our Chief Financial Officer, and we do not have an audit committee to monitor or review the work performed. The lack of segregation of duties results from lack of accounting staff with accounting technical expertise necessary for an effective system of internal control. In order to mitigate this material weakness to the fullest extent possible, all financial reports are reviewed by the Chief Executive Officer. All unexpected results are investigated. At any time, if it appears that any control can be implemented to continue to mitigate such weaknesses, it is immediately implemented. As soon as our finances allow, we will hire sufficient accounting staff and implement appropriate procedures for monitoring and review of work performed by our Chief Financial Officer.

No change in the Company s internal control over financial reporting occurred during the quarter ended December 31, 2007, that materially affected, or is reasonably likely to materially affect, the Company s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 13, 2008, Abazias issued 59,524 shares of common stock for $50,000 in cash to one individual and one entity.

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

Form 8-K filed August 5, 2008

SIGNATURES

In accordance with Section 12 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Abazias, Inc.

Dated: August 13, 2008	By:	/s/ Oscar Rodriguez
Oscar Rodriguez
President and Director

Dated: August 13, 2008	By:	/s/ Jesus Diaz
Jesus Diaz
Principal Financial Officer and Principal Accounting Officer