Form 10-Q
period 2008-09-30
ABAZIAS INC
filed 2008-11-14
CIK 1096208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

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

Applicable only to corporate issuers:
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, $.001 par value 3,165,522 shares outstanding as of November 14, 2008.

Transitional Small Business Disclosure Format: Yes ☐  No ☒

PART I.

Item 1. FINANCIAL INFORMATION
ABAZIAS, INC.
BALANCE SHEETS
(unaudited)

	September 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash	$42,630	$337,773
Accounts receivable	333,909	400,281
Inventory	285,089	245,570
Total current assets	661,628	983,624

Property & equipment, net of accumulated
depreciation of $5,287 and $5,287 respectively	2,209	2,209
Website, net of accumulated amortization
of $35,331 and $22,167 respectively	-	13,164
Total Assets	$663,837	$998,997

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Convertible note payable	$250,000	$-
Accounts payable and accrued expenses	563,744	739,266
Stock payable	-	50,000
Loans from stockholder	37,031	208,031
Total Current Liabilities	850,775	997,297

Stockholders’ Equity (Deficit):
Preferred stock, $.001 par value, 1,000,000
authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 150,000,000 shares
authorized, 3,165,522 and 3,102,998
issued and outstanding respectively	3,166	3,103
Additional paid-in capital	5,838,763	5,729,931
Accumulated deficit	(6,028,867)	(5,731,334)
Total Stockholders’ Equity (Deficit)	(186,938)	1,700
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$663,837	$998,997

See accompanying notes to unaudited financial statements.

ABAZIAS, INC.
STATEMENTS OF OPERATIONS
Three and Nine Months Ended September 30, 2008 and 2007
(Unaudited)

	Three months		Nine months
	2008	2007	2008	2007

Sales	$1,497,805	$1,806,282	5,138,637	$5,148,649
Cost of sales	1,262,095	1,672,173	4,401,213	4,567,564
Gross profit	235,710	134,109	737,424	581,085

General and administrative	302,758	442,531	1,031,162	2,246,030
Operating loss	(67,048)	(308,422)	(293,738)	(1,664,945)

Interest expense	(1,114)	(754)	(3,795)	(2,699)
Net Loss	$(68,162)	$(309,176)	(297,533)	(1,667,644)

Basic and diluted loss per share	$(0.02)	$(0.10)	(0.09)	(0.59)

Weighted average shares outstanding	3,165,522	3,085,717	3,149,401	2,814,704

See accompanying notes to unaudited financial statements.

ABAZIAS, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS'  EQUITY (DEFICIT)
Nine Months Ended September 30, 2008
(Unaudited)

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Deficit	Totals
Balances,
December 31, 2007	3,102,998	$3,103	$5,729,931	$(5,731,334)	$1,700

Shares issued for
services	3,000	3	5,097	-	5,100

Shares issued for
cash and stock payable	59,524	60	99,940	-	100,000

Imputed interest	-	-	3,795	-	3,795

Net loss				(297,533)	(297,533)
September 30, 2008	3,165,522	$3,166	$5,838,763	$(6,028,867)	$(186,938)

See accompanying notes to unaudited financial statements.

ABAZIAS, INC
STATEMENTS OF CASH FLOW
Nine Months Ended September 30, 2008 and 2007
(Unaudited)

	2008	2007
Cash Flows From Operating Activities
Net loss	$(297,533)	$(1,667,645)
Adjustments to reconcile net loss to net cash
used in operating activities:
Common stock issued for services	5,100	141,725
Options issued for services	-	1,002,344
Imputed interest on stockholder loan	3,795	2,699
Depreciation and amortization	13,164	13,933
Changes in:
Accounts receivable	66,372	222,864
Inventory	(39,519)	(21,928)
Accounts payable and accrued expenses	(175,522)	(130,419)
Stock payable	-	50,000
Deferred revenues	-	(14,812)
Net Cash Used In Operating Activities	(424,143)	(401,239)

Cash Flows From Investing Activities
Purchase of assets	-	(770)
Net Cash Used In Investing Activities	-	(770)

Cash Flows From Financing Activities
Proceeds from issuance of convertible debt	250,000	-
Proceeds from subscription receivable	-	25,000
Proceeds from sale of common stock	50,000	150,000
Proceeds from loans from stockholder	-	200,000
Payment on loans from stockholder	(171,000)	(164,204)
Net Cash Provieded by (Used In) Financing Activities	129,000	210,796

Net change in cash	(295,143)	(191,213)
Cash at beginning of period	337,773	457,354
Cash at end of period	$42,630	$266,141

Supplementary Disclosures:
Income tax paid	$-	$-
Interest paid	-	-

Non-cash operating and financing activities:
Common stock issued as payment on stock payable	$50,000	$300,000

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

NOTE 2 - LOANS FROM STOCKHOLDER

The majority stockholder has advanced money to Abazias on an as-needed basis during the period ended September 30, 2008 and will continue to advance money to support Abazias' working capital and cash flow needs for the year ending December 31, 2008. The advances are due upon demand, bear no interest and have no collateral. Imputed interest expense of $3,795 and $2,699 using an interest rate of 8% was recorded as a contribution to capital for the nine month period ended September 30, 2008 and 2007, respectively. The balance as of September 30, 2008 was $37,031.

NOTE 3 - EQUITY

On January 24, 2008, 3,000 common shares were issued to a consultant for services with a fair value of $5,100.

On March 13th, 2008, Abazias issued 29,762 common shares for a $50,000 stock payable.

On March 13th, 2008, Abazias issued 29,762 common shares for $50,000 cash.

NOTE 4 – CONVERTIBLE NOTE PAYABLE

On July 30, 2008, Abazias entered into a letter of intent with Omni Reliant Holdings, Inc. (“Omni”)  to purchase approximately 100% of the outstanding common stock of a newly formed subsidiary of Abazias.  As part of the letter of intent, the two parties entered into a convertible note payable.  Omni would advance Abazias up to $500,000.  As of September 30, 2008 Omni advanced Abazias $250,000.  The convertible note  bears interest at 10% per annum with interest  to be paid quarterly, and the principal and all unpaid interest will be due on or before December 31, 2009.  The note is convertible into common stock of Abazias at the closing bid price at the time of conversion with at floor of $.50 per share or convertible into 25% of Abazias’ shares outstanding at the close of the purchase transaction.  If the purchase agreement is not excuted the note payable will due on demand.  Subsequent to the end of the quarter Omni advanced Abazias the remaining $250,000.

Abazias has evaluated the application of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and EITF Issue 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock,” to its embedded conversion feature within its convertible note payable and has determined that the conversion feature did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability.

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

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2008 and 2007
	Three months		Nine months
	2008	2007	2008	2007

Sales	$1,497,805	$1,806,282	5,138,637	$5,148,649
Cost of sales	1,262,095	1,672,173	4,401,213	4,567,564
Gross profit	235,710	134,109	737,424	581,085

General and administrative	302,758	442,531	1,031,162	2,246,030
Operating loss	(67,048)	(308,422)	(293,738)	(1,664,945)

Interest expense	(1,114)	(754)	(3,795)	(2,699)
Net Loss	$(68,162)	$(309,176)	(297,533)	(1,667,644)

Basic and diluted loss per share	$(0.02)	$(0.10)	(0.09)	(0.59)

Weighted average shares outstanding	3,165,522	3,085,717	3,149,401	2,814,704

Three Months Ended September 30, 2008 and 2007

Our sales for the three months ended September 30, 2008 vs. three months ended September 30, 2007 decreased 17% to $1,497,805 from $1,806,282 primarily due to the general economic downturn.

Our cost of sales for the three months ended September 30, 2008 vs. three months ended September 30, 2007 decreased 25% to $1,262,095 from $1,672,173 primarily due to a decrease in sales.

Our general and administrative expenses for the three months ended September 30, 2008 vs. three months ended September 30, 2007 decreased 32% to $302,758 from $442,531 primarily due to a significant reduction in underperforming advertising.

Our interest expense for the three months ended September 30, 2008 vs. three months ended September 30, 2007 increased to $1,114. This was a result of an increase in average outstanding principal liability owed to our major stockholder Oscar Rodriguez during this period.

Our net loss for the three months ended September 30, 2008 vs. three months ended September 30, 2007 decreased 78% to $68,162 from $309,176 due primarily to a  lower cost of goods for the quarter ending September 30, 2008 and due to a decrease on general and administrative cost.

Nine Months Ended September 30, 2008 and 2007

Our sales for the nine months ended September 30, 2008 vs. nine months ended September 30, 2007 decreased 0.001% to $5,138,637 from $5,148,649.  The minimal change in sales is a combination of  increased efforts by the Company in online marketing campaigns and search engine optimization which was offset by the decline in the general economy .

Our cost of sales for the nine months ended September 30, 2008 vs. nine months ended September 30, 2007 decreased 0.04% to $4,401,213 from $4,567,564 primarily due to an decrease in sales

Our general and administrative expenses for the nine months September 30, 2008 vs. nine months ended June September, 2007 decreased 54% to $1,031,162 from $2,246,030. For the period ended September 30, 2007 the company had expense of $1,114,069 relating to stock issued to key employees and consultants. This expense was not present for the nine months ended September 30, 2008. For the first 4 months of 2008 the company did have increased spending on internet related advertising including search engine optimization, pay per click advertising, and portal advertising cost. These expenses were significantly reduced in the quarter ending September 2008. Additionally, payroll has increased due to new hires in preparation of future growth.

Liquidity and Capital Resources

At September 30, 2008 we had current assets of:

Cash	$42,630
Accounts receivable	333,909
Inventory	285,089
Total current assets	661,628

At September 30, 2008 we had current liabilities of:

Convertibel note payable	$250,000
Accounts payable	563,744
Loans from stockholders	37,031
Total Current Liabilities	850,775

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

On July 30, 2008, a letter concerning a possible acquisition by OmniReliant Holdings, Inc. (“Omni”) of approximately 100% of the outstanding capital stock (“Shares”) of a newly formed subsidiary (“Abazias Sub”) from Abazias, Inc. (“Abazias”) (the “Transaction”) was executed by the parties.

The agreement contains certain provisions which are merely a non-binding expression of intent and other provisions which constitute a binding agreement.

Non-Binding Expression of Intent

ACQUISITION PRICE:

Omni shall acquire the Shares in exchange for 13,000,000 shares of a zero coupon convertible preferred stock, or similar agreed to security exchange, to be designated (“Preferred Stock”). If Omni’s common stock is below $1.20 per share at closing, Omni will issue additional shares in order to make up such deficiency.  In addition, Omni shall fund Abazias with $500,000 and Abazias shall issue a convertible promissory note for $500,000.  The Preferred Stock or other mutually agreeable security is convertible into 13,000,000 shares of common stock of Omni. In addition, Omni agrees to enter into an employment agreement with Oscar Rodriguez, Jesus Diaz and a key consultant (“Employment Agreements”). As consideration for such Employment Agreements and non-compete agreement Omni will pay $500,000.  In addition, and not as a condition to the Transaction, Omni will uses its best efforts to provide additional funding of at least $500,000, within 6 months post closing of the Transaction to the Abazias Sub.

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

Binding Agreements

CONVERTIBLE NOTE:

A convertible secured promissory note in the principal amount of $500,000 shall be issued to Omni on the principal terms and conditions provided for herein (“Note”), within 10 days of the agreement being signed.  The Note shall provide for per annum interest of 10%, interest payable quarterly, with principal and all unpaid interest thereon due on or before December 31, 2009.  The Note shall be convertible into common stock of Abazias at the closing bid price at the time of conversion with a floor of $.50 per share or be convertible into 25% of the shares of Abazias on a fully-diluted basis post closing of the Transaction.    In the event the acquisition and share exchange is effected, such note will be cancelled, and applied towards the minimum total deal value referenced above and the note payable becomes due on demand.  On August 20th 2008 $250,000 of this amount was advanced and an additional $250,000 was advanced on November 10th 2008.

EXCLUSIVITY PERIOD:

During the period from the July 30, 2008 until the date which is the earlier of: (a) ninety days following the date of acceptance of this letter by Abazias and any extension thereof, or (b) the determination by Omni that it does not intend to proceed on the basis outlined in the letter (the “Exclusivity Period”), neither Abazias nor any person acting with Abazias authorization, approval or consent, express or implied, shall take any action, directly or indirectly: (i) to initiate or solicit any Alternate Transaction, or (ii) except as required in the furtherance of the fiduciary duties of the board of directors of Abazias Sub, (a) engage in discussions or negotiations with any entity or person other than Omni and its representatives concerning any Alternate Transaction (as defined in the letter), or (b) otherwise take any action outside of the ordinary course of business which would prejudice the ability of Omni to complete the Transaction described herein.

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

Although this cash flow position is currently negative, management feels reasonably confident that it is in a position to maintain or increase the required level of sales, and/or reduce corresponding expenses as needed to fulfill its financial obligations from a cash flow perspective on an ongoing basis into the future, although there is no assurance we can do so. The majority stockholder had advanced  money to Abazias on an as−needed basis..  As of September 30, 2008 the Company had a payable to the stockholder of $37,031. Our recent negative cash flow has been funded by previous stock issuances to accredited investors and the majority stockholder.

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

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

Item 4. Controls and Procedures

As of September 30, 2008, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures as of September 30, 2008 and concluded that our disclosure controls and procedures were ineffective as of September 30, 2008 due a material weakness which relates to the monitoring and review of work performed by our Chief Financial Officer and lack of segregation of duties.  In the preparation of audited financial statements, footnotes and financial data all of our financial reporting is carried out by our Chief Financial Officer, and we do not have an audit committee to monitor or review the work performed.   The lack of segregation of duties results from lack of accounting staff with accounting technical expertise necessary for an effective system of internal control. In order to mitigate this material weakness to the fullest extent possible, all financial reports are reviewed by the Chief Executive Officer. All unexpected results are investigated. At any time, if it appears that any control can be implemented to continue to mitigate such weaknesses, it is immediately implemented. As soon as our finances allow, we will hire sufficient accounting staff and implement appropriate procedures for monitoring and review of work performed by our Chief Financial Officer.

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.   Default Upon Senior Securities

Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.   Other Information

Not applicable.

Item 6.   Exhibits

(a) Exhibits:

Exhibit No.	Document Description
10.1	Convertible Note

31.1	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

31.2	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

32.2	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(b) Form 8-K.

Form 8-K filed August 5, 2008

SIGNATURES

In accordance with Section 12 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Abazias, Inc.

Dated: November 14, 2008	By:	/s/ Oscar Rodriguez
Oscar Rodriguez
President and Director

Dated: November 14, 2008	By:	/s/ Jesus Diaz
Jesus Diaz
Principal Financial Officer and Principal Accounting Officer