Form 10-K
period 2008-12-31
ABAZIAS INC
filed 2009-03-31
CIK 1096208

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2008

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

COMMON
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes      No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes      No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No 

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer 	Accelerated filer 
Non-accelerated filer 	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)  Yes      No ☒

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant (based upon the closing price of the Registrant’s Common Stock as of June 30, 2008 was approximately $1,004,900 (based on 3,165,522 shares of common stock outstanding on such date). Shares of the Registrant’s Common Stock held by each executive officer and director and by each entity or person that, to the Registrant’s knowledge, owned 5% or more of the Registrant’s outstanding Common Stock as of June 30, 2008 have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the Registrant’s Common Stock, $0.01 par value, was 3,165,522 shares as of March 31, 2009.

DOCUMENTS INCORPORATED BY REFERENCE
None

TABLE OF CONTENTS

CAUTIONARY STATEMENT RELATING TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report on Form 10-K and the information incorporated by reference includes ‘‘forward-looking statements’’ within the meaning of section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend those forward looking-statements to be covered by the safe harbor provisions for forward-looking statements. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and the outcome of any contingencies are forward-looking statements. Any such forward-looking statements are based on current expectations, estimates, and projections about our industry and our business. Words such as ‘‘anticipates,’’ ‘‘expects,’’ ‘‘intends,’’ ‘‘plans,’’ ‘‘believes,’’ ‘‘seeks,’’ ‘‘estimates,’’ or variations of those words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those stated in or implied by any forward-looking statements.

PART I

Item 1. Business

Background

We were incorporated under the name Biologistics, Inc. under the laws of Colorado on December 13, 1994, to engage in clinical consulting, contract packaging and labeling services. We never had any operations. On April 22, 1997, we merged into a subsidiary that was organized under the name Biologistics, Inc. under the laws of Delaware on March 19 1997 and became a Delaware corporation. We organized PBI Acquisition Corp. as a wholly-owned subsidiary on March 31, 1999, and on the same date Performance Brands, which we operated as our former wholly-owned subsidiary, entered into a merger agreement with and was merged into PBI Acquisition Corp. resulting in PBI becoming our wholly-owned subsidiary. On May 12, 1999, we changed our name to Skintek Labs, Inc. or SKNT.

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

Agreement with OmniReliant, Inc.

Amended Stock Purchase Agreement

Subsequent to entering into the Stock Purchase Agreement, discussed below,  OmniReliant and Abazias decided that for federal income tax reasons the transaction as it had been constituted needed to be revised and that instead of purchasing substantially all of the assets of Abazias.com, for the 13,001,000 shares of the Preferred Stock, to be distributed to the shareholders of Abazias Inc., which would have resulted in a taxable transaction for shareholders of Abazias, the Boards of Directors of Abazias and OmniReliant resolved that OmniReliant would acquire Abazias Inc., a Delaware corporation (Abazias-Delaware), Abazias, Inc. a Nevada corporation (Abazias-Nevada) and a wholly owned subsidiary of the Abazias-Delaware, and Abazias.com, Inc., a Nevada corporation and a wholly owned subsidiary of Abazias Nevada, for the Series E Preferred Stock, thus allowing the transaction to qualify as a tax free reorganization under the provisions of Section 368 of the Internal Revenue Code of 1986, as amended.

All of the above parties entered into the Amended Stock Purchase Agreement which amended the Stock purchase Agreement in that Abazias, Inc. shall merge into OmniReliant Acquisition Sub, a wholly owned subsidiary of OmniReliant.

Upon the terms and subject to the conditions set forth in the Amended Stock Purchase Agreement Abazias-Delaware and OmniReliant Acquisition Sub shall consummate a merger pursuant to which (i) the Abazias-Delaware shall be merged with and into OmniReliant Acquisition Sub and the separate corporate existence of Abazias-Delaware shall thereupon cease, (ii) OmniReliant Acquisition Sub shall be the successor or surviving corporation in the Merger and shall continue to be governed by the Laws of the State of Nevada, and (iii) the separate corporate existence of OmniReliant Acquisition Sub with all its rights, privileges, immunities, powers and franchises shall continue unaffected by the Merger.  The corporation surviving the Merger is sometimes hereinafter referred to below as the "Surviving Corporation."  The Merger shall have the effects set forth under the Laws of the State of Nevada.

The Certificate of Incorporation of OmniReliant Acquisition Sub, as in effect immediately prior to the merger shall be the Certificate of Incorporation of the Surviving Corporation, until thereafter amended as provided by Law and such Certificate of Incorporation.

The Bylaws of OmniReliant Acquisition Sub, as in effect immediately prior to the Effective Time, shall be the Bylaws of the Surviving Corporation, until thereafter amended as provided by Law, the Certificate of Incorporation of the Surviving Corporation and such Bylaws.

Subject to the provisions of the Amended Stock Purchase Agreement, the parties shall (i) file the appropriate Certificate of Merger in such form as is required by and executed in accordance with the relevant provisions of the Nevada Revised Statutes (“NRS”) and the Delaware General Corporation Law (“DGCL”) and (ii) make all other filings or recordings required under the NRS and DGCL.  The Merger will become effective at such time as the Certificate of Merger is duly filed with the Secretary of State of the State of Nevada and Delaware, or at such subsequent date or time as the Company and OmniReliant Acquisition Sub agree and specify in the Certificate of Merger (such time hereinafter referred to as the "Effective Time").

 The directors of the Abazias-Delaware immediately prior to the Effective Time shall, from and after the Effective Time, be the directors of the Surviving Corporation, and the officers of the Abazias-Delaware immediately prior to the Effective Time shall, from and after the Effective Time, be the officers of the Surviving Corporation, in each case until their respective successors shall have been duly elected, designated or qualified, or until their earlier death, resignation or removal in accordance with the Surviving Corporation's Certificate of Incorporation and Bylaws. If at any time after the Effective Time the Surviving Corporation shall determine, in its reasonable discretion, that any actions are necessary or desirable to vest, perfect or confirm of record or otherwise in the Surviving Corporation its right, title or interest in, to or under any of the rights, properties or assets of either of the Abazias-Delaware or OmniReliant Acquisition Sub acquired or to be acquired by the Surviving Corporation as a result of, or in connection with, the Merger or otherwise to carry out this Agreement, then the officers and directors of the Surviving Corporation shall be authorized take all such actions as may be necessary or desirable to vest all right, title or interest in, to and under such rights, properties or assets in the Surviving Corporation or otherwise to carry out this Agreement.”

As of the Effective Time, by virtue of the Merger and without any action on the part of the holders of any shares of common stock of the Abazias-Delaware (“Abazias-Delaware Common Stock”), or of OmniReliant Acquisition Sub”

(a)         Each outstanding share of OmniReliant Acquisition Sub common stock shall remain outstanding and shall constitute the only issued and outstanding shares of common stock of the Surviving Corporation.

(b)         All shares of Abazias-Delaware Common Stock (the “Abazias-Delaware Shares”) that are owned by the Abazias-Delaware as treasury stock shall be cancelled and retired, and no consideration shall be delivered in exchange therefor.

(c)         Each outstanding Abazias-Delaware Share, other than those set forth in the Amended Stock Purchase Agreement shall be converted into the right to receive, and shall be exchangeable for the merger consideration (the “Merger Consideration”).   At the Effective Time, all Abazias-Delaware Shares converted into the right to receive the Merger Consideration pursuant to the Amended Stock Purchase Agreement and shall no longer be outstanding and shall automatically be cancelled and shall cease to exist, and each holder of a certificate (or, in the case of uncertificated Abazias-Delaware Shares, evidence of such Abazias-Delaware Shares in book-entry form) which immediately prior to the Effective Time represented any such Abazias-Delaware Shares shall cease to have any rights with respect thereto, except the right to receive the Merger Consideration.  Notwithstanding the foregoing, if between the date of this Agreement and the Effective Time, the shares of outstanding Abazias-Delaware Common Stock shall have been changed into a different number of shares or a different class, by reason of the occurrence or record date of any stock dividend, subdivision, reclassification, recapitalization, split, combination, exchange of shares or similar transaction, then the Merger Consideration shall be appropriately adjusted to reflect such action.

The Merger consideration, consisting of the total purchase price payable to the shareholders of the Abazias-Delaware in connection with the acquisition by merger of Abazias-Delaware, shall be delivered and shall consist exclusively of 13,001,000 newly issued shares of Series E Zero Coupon Convertible Preferred Stock, of OmniReliant (the "Preferred Stock").  The Preferred Stock shall be convertible into shares of common stock of OmniReliant in accordance with the terms of, and the Preferred Stock shall have those rights, preferences and designations set forth in, that certain Certificate of Designation, Preferences and Rights of Preferred Stock (the "Certificate Of Designation").

During the six months after the closing of the transaction, OmniReliant will provide additional non-debt funding to Abazias.com of Five Hundred Thousand Dollars ($500,000.00) to be used by the Abazias.com for general working capital or such other purposes in furtherance of the business of Abazias.com.  This money will be advanced in amounts and at times during this six month period at the request of the officers of the Abazias.com as determined in their sole and absolute discretion.  If any requested advance is not made by the end of a seven (7) day period, OmniReliant shall distribute 13,001,000, or such greater number of shares if more than 13,001,000 shares of Preferred Stock are issued as consideration at closing, to the extent that the shares of Preferred Stock are convertible into more than 13,001,000 shares of common stock pursuant to the adjustment provisions of the Certificate of Designations, to the same shareholders of Abazias.com  in the same amounts as the shares of Preferred Stock distributed to such Abazias shareholders at Closing. The holders of a majority of such shares shall be entitled to make one demand to the Purchaser to register such shares on a registration statement.

Completion of the Transaction is subject to certain conditions described in the Amended Stock Purchase Agreement, including but not limited to (a) approval by the shareholders of Abazias of the merger (b) registration under the Securities Act of 1933, as amended, of OmniReliant Holdings' shares to be issued to Abazias and subsequently distributed to the shareholders of Abazias upon closing of the transaction.

There are numerous other provisions in the Amended Stock Purchase Agreement which are important in order to derive the full understanding of the merger with OmniReliant Holdings. There can be no assurance that the merger will close or, if closed, that it will occur under the terms and conditions described in the Amended Stock Purchase Agreement.

Stock Purchase Agreement

Under the Stock Purchase Agreement, OmniReliant was to purchase substantially all of the assets of Abazias for an aggregate purchase price of: (i) a loan in the amount of Five Hundred Thousand Dollars ($500,000) and; (ii) the issuance of up to thirteen million one thousand (13,001,000) shares of OmniReliant’s Series E Preferred Stock (the “Preferred Stock”) to the Shareholders of Abazias.  However, as discussed above the Stock Purchase Agreement has been amended and the Amended Stock Purchase Agreement has altered the transaction form a stock purchase to a merger.

Convertible Notes Payable

On July 30, 2008, Abazias entered into a letter of intent with Omni Reliant Holdings, Inc. (“Omni”)  to purchase approximately 100% of the outstanding common stock of a newly formed subsidiary of Abazias.  As part of the letter of intent, the two parties entered into a convertible note payable.  Omni would advance Abazias up to $500,000.  As of December 31, 2008, Omni advanced Abazias $500,000.  The convertible note  bears interest at 10% per annum with interest  to be paid quarterly, and the principal and all unpaid interest will be due on or before December 31, 2009.  The note is convertible into common stock of Abazias at the closing bid price at the time of conversion with at floor of $.50 per share or convertible into 25% of Abazias’ shares outstanding at the close of the purchase transaction.  If the purchase agreement is not excuted the note payable will due on demand.  Subsequent to the end of the quarter Omni advanced Abazias the remaining $250,000.

On February 18, 2009, Abazias executed a 10% Secured Convertible Note Due February 17, 2010 (the “Note”), promising to pay to the order of Omnireliant Holdings, Inc., or its registered assigns or successors-in-interest (“Holder”) the principal sum of up One Hundred Thousand Dollars (U.S. $100,000.00), together with all accrued but unpaid interest thereon, no later than February 17, 2010 ( the “Maturity Date”) to the extent such principal amount and interest has not been repaid or converted into the Corporation’s Common Stock, par value $0.001 per share (the “Common Stock”), in accordance with the terms of the Note.

Interest on the unpaid and unconverted principal balance of the Note shall accrue at the rate of 10% per annum from the date of original issuance hereof (the “Issuance Date”) until the same becomes due and payable on the Maturity Date, or such earlier date upon acceleration or by conversion, redemption or repayment in accordance with the terms of the Note or of the other Agreements.

Subject to the terms of the Note and restrictions and limitations contained in the Note, the Holder shall have the right, at such Holder’s option, at any time and from time to time, to convert the outstanding Principal Amount under the Note in whole or in part at the “Conversion Price,” which shall equal the greater of (i) $0.50 or (ii) the closing bid price of the Corporation’s shares of Common Stock on the date of the Conversion.

Employees

As of December 31, 2008, we employ directly or indirectly approximately 12 individuals, which are on a full time basis. Our current employee base consists of the following: 3 are management, 1 is shipping, 1 is in the accounting department,   1 is IT, 2 are marketing, and 4 are sales.
Our employees are not party to any collective bargaining agreement, and we have never experienced an organized work stoppage. We believe our relations with our employees are good.

Item 2. Description of Properties

All of our facilities are currently located in Gainesville, Florida. Our corporate headquarters consists of approximately 1,200 square feet which we rent on a month to month basis. Our Landlord is Oscar Rodriquez, CEO and our monthly rent is approximately $2,200.

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

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

High and Low Sales Prices for each quarter within the last two fiscal years.

	High		Low

3/31/07	2.00		2.00
6/30/07	2.53		2.53
9/30/07	2.05		2.05
12/31/07	2.10		2.00

3/31/08	2.25		1.10
6/30/08	0.52		2.00
9/30/08	0.52		1.50
12/31/08	0.10	0.	1.40

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

Holders

As of December 31, 2008, we have 3,165,522 shares of common stock issued and outstanding held by 75 shareholders of record.

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

Recent Sales of Unregistered Securities

We have not sold any of our securities which were not registered under the Securities Act during the year ended December 31, 2008 which were not previously disclosed in our Quarterly Reports on Form 10-Q or Current Reports on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Consolidated Financial Data

Not required.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

Abazias has entered into an agreement to be acquired by OmniReliant Acquisition Sub, a wholly owned subsidiary of OmniReliant. Under the Stock Purchase Agreement, Abazias, Inc. shall merge into OmniReliant Acquisition Sub, a wholly owned subsidiary of OmniReliant.

The Merger will become effective at such time as the Certificate of Merger is duly filed with the Secretary of State of the State of Nevada and Delaware, or at such subsequent date or time as the Company and OmniReliant agree.

The officers and directors of the Abazias-Delaware will be the directors of the Surviving Corporation.

The Merger consideration, consisting of the total purchase price payable to the shareholders of the Abazias-Delaware in connection with the acquisition by merger of Abazias-Delaware, shall be delivered and shall consist exclusively of 13,001,000 newly issued shares of Series E Zero Coupon Convertible Preferred Stock, of OmniReliant (the "Preferred Stock").  The Preferred Stock shall be convertible into shares of common stock of OmniReliant in accordance with the terms of, and the Preferred Stock shall have those rights, preferences and designations set forth in, that certain Certificate of Designation, Preferences and Rights of Preferred Stock (the "Certificate Of Designation").

During the six months after the closing of the transaction, OmniReliant will provide additional non-debt funding to Abazias.com of Five Hundred Thousand Dollars ($500,000.00) to be used by the Abazias.com for general working capital or such other purposes in furtherance of the business of Abazias.com.  This money will be advanced in amounts and at times during this six month period at the request of the officers of the Abazias.com as determined in their sole and absolute discretion.  If any requested advance is not made by the end of a seven (7) day period, OmniReliant shall distribute 13,001,000, or such greater number of shares if more than 13,001,000 shares of Preferred Stock are issued as consideration at closing, to the extent that the shares of Preferred Stock are convertible into more than 13,001,000 shares of common stock pursuant to the adjustment provisions of the Certificate of Designations, to the same shareholders of Abazias.com  in the same amounts as the shares of Preferred Stock distributed to such Abazias shareholders at Closing. The holders of a majority of such shares shall be entitled to make one demand to the Purchaser to register such shares on a registration statement.

Completion of the Transaction is subject to certain conditions described in the Amended Stock Purchase Agreement, including but not limited to (a) approval by the shareholders of Abazias of the merger (b) registration under the Securities Act of 1933, as amended, of OmniReliant Holdings' shares to be issued to Abazias and subsequently distributed to the shareholders of Abazias upon closing of the transaction.  A registration statement on Form S-4 has been filed and we have received the first round of comments from the SEC staff.  We anticipate that the first amendment to the registration statement will be filed following the filing of this Annual Report on Form 10-K.

There are numerous other provisions in the Amended Stock Purchase Agreement which are important in order to derive the full understanding of the merger with OmniReliant Holdings. There can be no assurance that the merger will close or, if closed, that it will occur under the terms and conditions described in the Amended Stock Purchase Agreement.

Overview

We are an online retailer of high quality loose diamonds and fine jewelry settings for our diamonds. Our web site at www.abazias.com showcases over 60,000 diamonds almost all of which are independently certified and around 100 styles of fine jewelry, including rings, wedding bands, earrings, necklaces, and bracelets.

STATEMENTS OF OPERATIONS
For The Years ended December 31, 2008 and 2007

	2008	2007
Sales	$6,428,521	$7,294,858
Cost of sales	5,493,036	6,437,247
Gross profit	935,485	857,611

General and administrative expenses	1,373,848	2,679,236
Net operating loss	(438,363)	(1,821,625)

Interest expense	(16,572)	(5,337)
Net loss	$(454,935)	$(1,826,962)

Basic and diluted net
loss per share	$(0.14)	$(0.63)

Weighted average
shares outstanding	3,153,453	2,879,115

Year ended December 31, 2008 vs. Year ended December 31, 2007.

Our sales for the year ended December 31, 2007 vs. year ended December 31, 2008 decreased 11.88% from $7,294,858 to $6,428,521 primarily due to general economic conditions which have deteriorated significantly as compared to the previous year. There has been a decrease in lower performing paid search advertising which may have contributed to some decrease in total sales.

Our cost of sales for the year ended December 31, 2007 vs. year ended December 31, 2008 decreased 14.67% from $6,437,247 to $5,493,036 due the corresponding decrease in the amount of diamonds and jewelry sold for the period. This decrease in costs is consistent with the proportional decrease in sales for the period.

Our general and administrative expenses for the year ended December 31, 2007 vs. year ended December 31, 2008 decreased 48.72% from $2,679,236 to $1,373,848 mainly due to a lack of stock based compensation issued to key management and consultants in lieu of salary which was made in the previous year.

Our interest expense for the year ended December 31, 2007 vs. year ended December 31, 2008 increased 210.51% from $5,337 to $16,572 due to the loan from Omni Reliant.

Accordingly, our net loss for the year ended December 31, 2007 vs. year ended December 31, 2008 decreased 75.01% from $1,826,962 to $454,935 mainly due to a lack of stock based compensation issued to key management and consultants in lieu of salary which was made in the previous year as well as a significant decrease in sub-performing paid search advertising.

Liquidity and Capital Resources

We incurred a net loss of $454,935 for the year ended December 31, 2008. At December 31, 2008, we had stockholders deficit of ($344,340.) We had $119,836 of cash available as of December 31, 2008. We also, as of that date, had $200,065 of accounts receivable, and $556,003 of accounts payables respectively.

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

Abazias and OmniReliant have entered into an agreement that OmniReliant would acquire Abazias Inc., a Delaware corporation (Abazias-Delaware), Abazias, Inc. a Nevada corporation (Abazias-Nevada) and a wholly owned subsidiary of the Abazias-Delaware, and Abazias.com, Inc., a Nevada corporation and a wholly owned subsidiary of Abazias Nevada, for the Series E Preferred Stock.  Under the terms of the Agreement, during the six months after the Closing Date, Omni will provide additional non-debt funding to Abazias of Five Hundred Thousand Dollars ($500,000.00) to be used by Abazias for general working capital or such other purposes in furtherance of the business of Abazias as Company and Omni shall mutually agree.  This money will be advanced in amounts and at times during this six month period at the request of the officers of Abazias as determined in their sole and absolute discretion.  If any requested advance is not made by the end of a seven (7) day period, Omni shall distribute 13,000,000, or such greater number of shares if more than 13,000,000 shares of Preferred Stock are issued as consideration at closing, to the same shareholders of Abazias in the same amounts as the shares of Preferred Stock distributed to such Company shareholders at Closing.

On July 30, 2008, Abazias entered into a letter of intent with Omni Reliant Holdings, Inc. (“Omni”)  to purchase approximately 100% of the outstanding common stock of a newly formed subsidiary of Abazias.  As part of the letter of intent, the two parties entered into a convertible note payable.  Omni would advance Abazias up to $500,000.  As of December 31, 2008, Omni advanced Abazias $500,000.  The convertible note  bears interest at 10% per annum with interest  to be paid quarterly, and the principal and all unpaid interest will be due on or before December 31, 2009.  The note is convertible into common stock of Abazias at the closing bid price at the time of conversion with at floor of $.50 per share or convertible into 25% of Abazias’ shares outstanding at the close of the purchase transaction.  If the purchase agreement is not excuted the note payable will due on demand.  Subsequent to the end of the quarter Omni advanced Abazias the remaining $250,000.

On February 18, 2009, Abazias executed a 10% Secured Convertible Note Due February 17, 2010 (the “Note”), promising to pay to the order of Omnireliant Holdings, Inc., or its registered assigns or successors-in-interest (“Holder”) the principal sum of up One Hundred Thousand Dollars (U.S. $100,000.00), together with all accrued but unpaid interest thereon, no later than February 17, 2010 ( the “Maturity Date”) to the extent such principal amount and interest has not been repaid or converted into the Corporation’s Common Stock, par value $0.001 per share (the “Common Stock”), in accordance with the terms of the Note.

Interest on the unpaid and unconverted principal balance of the Note shall accrue at the rate of 10% per annum from the date of original issuance hereof (the “Issuance Date”) until the same becomes due and payable on the Maturity Date, or such earlier date upon acceleration or by conversion, redemption or repayment in accordance with the terms of the Note or of the other Agreements.

Subject to the terms of the Note and restrictions and limitations contained in the Note, the Holder shall have the right, at such Holder’s option, at any time and from time to time, to convert the outstanding Principal Amount under the Note in whole or in part at the “Conversion Price,” which shall equal the greater of (i) $0.50 or (ii) the closing bid price of the Corporation’s shares of Common Stock on the date of the Conversion.

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

b) Since our inventory is purchased at the time of sale, we have reviewed EITF 99-19, to clarify if we might be deemed a diamond agent and have to report sales on a net basis. We clearly do not fit under the appropriate definition as an agent for several reasons. We purchase all of our diamonds under our credit facilities with our various wholesalers. This varies between many dealers and in same cases, requires us to wire funds before a diamond is shipped, to many dealers offering us credit terms of net 30 for payment. The customer that purchases a diamond or other product, does so with us solely, and is never even aware of our wholesaler relationships.  Even in the event that our customers were to become aware of our wholesaler relationships, we believe that our customers could not purchase directly from our wholesalers as our wholesalers do not normally work directly with the public. Consequently, regardless of whether we are paid or not for the diamond or other products we sell, we are obligated to pay our wholesaler for said product once shipped. We have purchased the diamond or product, and the responsibility of said product solely rests with us, including accepting a return from a customer, even when we in turn might not be able to return the same diamond to our wholesaler. Regardless of whether or not the company is deemed an agent, which we clearly are not, we would still fulfill all the indicators under EITF 99-19 for gross revenue reporting. We are the primary obligator in the arrangement, we maintain inventory risk in the event the product is returned, price establishment rests solely with us, we can and do modify the product frequently by mounting diamonds, as well as finishing them and other products, we can and do choose among many suppliers, all products sold are determined by us, we have physical loss risk, and additionally shoulder credit risk. Based on these reasons, we clearly are not an agent, and should report revenues on a gross basis.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Abazias, Inc.
Gainesville, Florida

We have audited the accompanying balance sheets of Abazias, Inc., as of December 31, 2008 and 2007 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years ended December 31, 2008 and 2007. These financial statements are the responsibility of Abazias, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Abazias, Inc., as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years ended December 31, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.

MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas

March 30, 2009

ABAZIAS, INC.
BALANCE SHEETS
December 31, 2008

	2008	2007
ASSETS
Current assets
Cash	$119,836	$337,773
Accounts receivable	200,065	400,281
Inventory	355,353	245,570
Due from stockholder	35,000	-
Total Current Assets	710,254	983,624
Property & equipment, net of accumulated depreciation
of $6,087 and $5,287, respectively	1,409	2,209
Website, net of accumulated amortization
of $35,331 and $22,167, respectively	-	13,164
Total Assets	$711,663	$998,997
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$556,003	$739,266
Stock payable	-	50,000
Loans from stockholders	-	208,031
Total Current Liabilities	556,003	997,297
Long term debt	500,000	-
Total Liabilities	1,056,003	997,297
Commitments and Contingencies	-	-

Stockholders’ Equity (Deficit)
Preferred stock, $.001 par value, 1,000,000
authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 150,000,000 shares
authorized, 3,165,522 and 3,102,998 issued and outstanding	3,166	3,103
Additional paid-in capital	5,838,763	5,729,931
Accumulated deficit	(6,186,269)	(5,731,334)
Total Stockholders’ Equity (Deficit)	(344,340)	1,700
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$711,663	$998,997

See accompanying summary of accounting policies and notes to financial statements.

ABAZIAS, INC.
STATEMENTS OF OPERATIONS
Years ended December 31, 2008 and 2007

	2008	2007
Sales	$6,428,521	$7,294,858
Cost of sales	5,493,036	6,437,247
Gross profit	935,485	857,611

General and administrative	1,373,848	2,679,236
Net operating loss	(438,363)	(1,821,625)

Interest expense	(16,572)	(5,337)
Net loss	$(454,935)	$(1,826,962)

Basic and diluted net
loss per share	$(0.14)	$(0.63)

Weighted average
shares outstanding	3,153,453	2,879,115

See accompanying summary of accounting policies and notes to financial statements.

ABAZIAS, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
Years Ended December 31, 2008 and 2007

			Additional
	Common Stock		Paid in	Retained
	Shares	Amount	Capital	Deficit	Totals
Balances,
December 31, 2006	2,149,607	$2,150	$3,939,978	$(3,904,372)	$37,756

Shares issued for
Services	73,750	73	158,152	-	158,225

Shares issued for
Cash	379,641	380	599,620	-	600,000

Warrant/Options issued for services	-	-	1,002,344	-	1,002,344

Exercise of options	500,000	500	24,500	-	25,000
Imputed interest	-	-	5,337	-	5,337

Net loss				(1,826,962)	(1,826,962)
Balances,
December 31, 2007	3,102,988	3,103	5,729,931	(5,731,334)	1,700

Shares issued for
services	3,000	3	5,097	-	5,100

Shares issued for cash
and stock payabe	59,524	60	99,940	-	100,000

Imputed Interest	-	-	3,795	-	3,795
Net loss				(454,935)	(454,935)
Balances, December 31, 2008	3,165,522	$3,166	$5,838,763	$(6,186,269)	$(344,340)

See accompanying summary of accounting policies and notes to financial statements.

ABAZIAS, INC
STATEMENTS OF CASH FLOWS
Years Ended December 31, 2008 and 2007

	2008	2007
Cash Flows From Operating Activities
Net loss	$(454,935)	$(1,826,962)
Adjustments to reconcile net loss to net cash
used in operating activities:
Common stock issued for services	5,100	158,225
Warrants/Options issued for services	-	1,002,344
Imputed interest on stockholder loan	3,795	5,337
Depreciation and amortization	13,964	18,386
Changes in:
Accounts receivable	200,216	143,137
Due from stockholder	(35,000)
Inventory	(109,783)	14,363
Accounts payable	(183,263)	(92,062)
Stock payable	-	50,000
Deferred revenues	-	(48,375)
Net Cash Used In Operating Activities	(559,606)	(575,607)
Cash Flows From Investing Activities
Cash paid for purchase of fixed assets	-	(770)
Net Cash Used In Investing Activities	-	(770)

Cash Flows from Financing Activities
Proceeds from exercise of options	-	25,000
Proceeds from sale of common stock	50,000	300,000
Proceeds from stockholder loans	-	296,000
Payment on stockholders loans	(208,031)	(164,204)
Proceeds from issuance of convertible debt	500,000	-
Net Cash Provided by Financing Activities	341,969	456,796
Net change in cash	(217,937)	(119,581)
Cash at beginning of year	337,773	457,354
Cash at end of year	$119,836	$337,773
Supplemental disclosure
Income taxes paid	$-	$-
Interest paid	-	-
Non –cash operating and financing activities:
Common stock issued as payment on stock payable	50,000	300,000

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

Cash Equivalents. Highly liquid investments with original maturities of three months or less are considered cash equivalents. There were no cash equivalents as of December 31, 2008 and 2007.

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

b) Since our inventory is purchased at the time of sale, we have reviewed EITF 99-19, to clarify if we might be deemed a diamond agent and have to report sales on a net basis. We clearly do not fit under the appropriate definition as an agent for several reasons. We purchase all of our diamonds under our credit facilities with our various wholesalers. This varies between many dealers and in same cases, requires us to wire funds before a diamond is shipped, to many dealers offering us credit terms of net 30 for payment. The customer that purchases a diamond or other product, does so with us solely, and is never even aware of our wholesaler relationships.  Even in the event that our customers were to become aware of our wholesaler relationships, we believe that our customers could not purchase directly from our wholesalers as our wholesalers do not normally work directly with the public. Consequently, egardless of whether we are paid or not for the diamond or other products we sell, we are obligated to pay our wholesaler for said product once shipped. We have purchased the diamond or product, and the responsibility of said product solely rests with us, including accepting a return from a customer, even when we in turn might not be able to return the same diamond to our wholesaler. Regardless of whether or not the company is deemed an agent, which we clearly are not, we would still fulfill all the indicators under EITF 99-19 for gross revenue reporting. We are the primary obligator in the arrangement, we maintain inventory risk in the event the product is returned, price establishment rests solely with us, we can and do modify the product frequently by mounting diamonds, as well as finishing them and other products, we can and do choose among many suppliers, all products sold are determined by us, we have physical loss risk, and additionally shoulder credit risk. Based on these reasons, we clearly are not an agent, and should report revenues on a gross basis.

Trade up policy. We have a lifetime trade up policy which provides a guaranteed trade up of 80% of the price of the original diamond purchase. This provides our customers with the ability and incentive to become and remain our customers for many years to come. This affords our customers an option that many of our competitors will not extend to them. If the buyer exercised his/her trade-in right (functionally an option written by us), we would exchange a new diamond in for the original. Under normal circumstances, any trade up policy exercised would be even more profitable than a sale not including an exercised policy. This is because, on average we would make our normal markup, in addition to getting a discount that is greater than our cost on the diamond traded. It is conceivably possible, in a catastrophic event to the diamond markets which caused the value of diamonds to drop, customers would want to take advantage of this policy. Our policy is limited to the value of the diamond traded in, being close to the value when purchased. As such, we are protected from the functional price guarantee as mentioned in EITF 00-24 and FIN 45. Specifically our policy is only valid when, the diamond is at least 80% of the wholesale per carat price at time of purchase, based on published wholesale prices in the Rappaport industry publication, which is the de-facto standard for diamond pricing. To date, no customers have exercised this policy with us. After reviewing EITF 00-24 and FIN 45, we would not have any potential financial exposure to account for as a result of this policy, since our trade in value requirements based on current market conditions at the time of trade in, require the diamond to be worth 80% of the wholesale carat price, and if it does not, no trade up policy is valid.

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

Advertising Costs are expensed as incurred. Advertising costs were $428,681 and $612,214 for the years ended December 2008 and 2007, respectively.

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

Website. In accordance with SOP 98−1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," we capitalize costs incurred during the application development stage related to the development of internal−use software and amortize these costs over the estimated useful life of two years. Costs incurred related to the maintenance of internal−use software are expensed as incurred. Amortization expense was $13,164 and $17,666 for the years ended December 31, 2008 and 2007, respectively.

NOTE 2 - RELATED PARTY TRANSACTIONS

During the year ended December 31,2008, Abazias advanced the majority shareholder $35,000.  The advance was paid in January 2009.

The majority stockholder has advanced money to Abazias on an as-needed basis during the years ended December 31, 2008 and 2007 and will continue to advance money to support Abazias’ working capital and cash flow needs for the year ended December 31, 2009.   The advances are due on demand, bear no interest and have no collateral. Imputed interest expense of $3,795 and $5,337 using an interest rate of 8% was recorded as a contribution to capital for 2008 and 2007, respectively. The loan balance as of December 31, 2008 and 2007 was $0 and $208,031, respectively.

The majority stockholder provides the Abazias with 1,200 square feet of office space which the Abazias rents on a month to month basis.  The monthly rent is approximately $2,200.

NOTE 3 – CONVERTIBLE NOTE PAYABLE

On July 30, 2008, Abazias entered into a letter of intent with Omni Reliant Holdings, Inc.(“Omni”) to purchase approximately 100% of the outstanding common stock of a newly formed subsidiary of Abazias. As part of the letter of intent, the two parties entered intoa $500,000 convertible note payable. The convertible note bears interest at 10% per annum with interest to be paid quarterly, and the principal and all unpaid interest will be due on or before December 31, 2009. The note is convertible into common stock of Abazias at the closing bid price at the time of conversion with at floor of $.50 per share or convertible into 25% of Abazias’ shares outstanding at the close of the purchase transaction. If the purchase agreement is not excuted the note payable will due on demand.  As of December 31, 2008 accrued interest relating to the note was $12,777.

Abazias has evaluated the application of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and EITF Issue 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock,” to its mbedded conversion feature within its convertible note payable and has determined that the conversion feature did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability.

NOTE 4 - INCOME TAXES

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2007 are as follows:

Deferred tax assets:
	2008	2007
Net operating loss carryforward	$545,223	$389,109
Less: valuation allowance	(545,223)	(389,109)
Net current deferred tax asset	$-	$-

Abazias has net operating loss carryforwards of $1,557,751 and $1,111,741 as of December 31, 2008 and 2007 which will begin to expire in 2023.

NOTE 5 - EQUITY

Common Stock

On February 2, 2007, 1,250 shares of common stock were issued to an employee for services with a fair value of $2,725.

On February 2, 2007, 50,000 shares of common stock were issued to a consultant for services with a fair value of $109,000.

On February 7, 2007, Abazias issued 200,000 shares of common stock for $300,000 which related to a stock payable as of December 31, 2006.

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

Warrants

In accordance with SFAS 123R, the value of the stock options and warrants were determined using a Black−Scholes model. The assumptions made in the valuation of options and warrants included volatility of 208%, a risk−free interest rate of 4.87%, stock price on the date of grant of $2.03 and an expected life of 2 years.

Summary information regarding warrants is as follows:

		Weighted
		Average
		Exercise
	Warrants	Price
Balance at December 31, 2006:	92,857	$5.73
Granted	44,643	2.25
Exercised	-	-
Expired	(17,857)	6.00
Balance at December 31, 2007:	119,643	5.73
Granted	-	-
Exercised	-	-
Expired	(75,000)	5.00
Balance at December 31, 2008:	44,643	$2.25

Warrants outstanding and exercisable as of December 31, 2008:

Exercise	Remaining	Warrants	Warrants
Price Life		Outstanding	Exercisable

$2.25	1.83 years	44,643	44,643
		44,643	44,643

NOTE 6 - SUBSEQUENT EVENTS

On February 18, 2009, Abazias entered into a $100,000 secured convertible note payable with Omnireliant Holdings, Inc. The convertible note bears interest at 10% per annum with principal and all unpaid interest due on February 17, 2010.  The note is convertible into common stock of Abazias at a price which shall equal the greater of (i) $0.50 or (ii) the closing bid price of the Abazias’ shares of common stock on the date of the conversion.

Abazias has entered into an agreement with OmniReliant Holdings, Inc. to merge into OmniReliant Holdings, Inc.  The shareholders of Abazias will receive 13,001,000 newly issued shares of Series E Zero Coupon Convertible Preferred Stock upon the merger.  A registration statement on Form S-4 for the OmniReliant Holding, Inc. shares to be issued to Abazias has been filed.   Completion of the transaction will occur upon final approval of the shareholders of Abazias and the effectiveness of the Form S-4.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2008. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of December 31, 2008, the Company’s disclosure controls and procedures were ineffective. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after December 31, 2008.

Management’s Report on Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, due to our financial situation, we will be implementing further internal controls as we become operative so as to fully comply with the standards set by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on its evaluation as of December 31, 2008, our management concluded that our internal controls over financial reporting were ineffective as of December 31, 2008. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

This annual report does not include an attestation report of the Company s registered public accounting firm regarding internal control over financial reporting. Management s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2008, that materially affected, or is reasonably likely to materially affect, the Company s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The board of directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director shall be elected for the term of one year, and until his successor is elected and qualified, or until his earlier resignation or removal. Our directors, executive officers and key employees are as follows:

Name	Age	Position
Oscar Rodriguez	42	CEO and Director
Jesus Diaz	40	CFO and Director
Aaron Taravella	31	CIO and Director

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of beneficial ownership and changes in beneficial ownership of our securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities).  Directors, executive officers and beneficial owners of more than 10% of our Common Stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file. Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to us, or written representations that no reports were required, we believe that for the fiscal year ended December 31, 2008 beneficial owners complied with Section 16(a) filing requirements applicable to them.

Item 11. Executive Compensation.

The board of directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director shall be elected for the term of one year, and until his successor is elected and qualified, or until his earlier resignation or removal. Our directors, executive officers and key employees are as follows:

Name	Age	Position
Oscar Rodriguez	42	CEO and Director
Jesus Diaz	40	CFO and Director
Aaron Taravella	31	CIO and Director

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

Item 11.  Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our Principal Executive Officer, our two most highly compensated executive officers other than our CEO who occupied such position at the end of our latest fiscal year and up to two additional executive officers who would have been included in the table below except for the fact that they were not executive officers at the end of our latest fiscal year, by us, or by any third party where the purpose of a transaction was to furnish compensation, for all services rendered in all capacities to us or our subsidiary for the latest fiscal year ended December 31, 2008.

Need to complete this table:

Name	Title	Year	Salary	Bonus	Stock awards	Option awards	Non Equity Incentive plan compensation	Non qualified deferred compensation	All other Compensation	Total
Oscar Rodriguez	CEO	2008	36,000	0	0	0	0	0	0	36,000
		2007	36,000	0	0	0	0	0	0	36,000
Jesus Diaz	CFO	2008	0	0	0	0	0	0	0
		2007	0	0	0	0	0	0	0
Aaron Taravella	CIO	2008	0	0	0	0	0	0	0
		2007	0	0	0	0	0	0	0

Summary Equity Awards Table

The following table sets forth certain information for our executive officers concerning unexercised options, stock that has not vested, and equity incentive plan awards as of December 31, 2008.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END December 31, 2008

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number Of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Oscar Rodriguez	0	0	0	0	0	0	0	0	0
Jesus Diaz	0	0	0	0	0	0	0	0	0
Aaron Taravella	0	0	0	0	0	0	0	0	0

Narrative disclosure to summary compensation and option tables

We have no currently effective employment arrangements or similar arrangements with our officers.  However, commensurate with the entering into of the Amended Stock Purchase Agreement, Abazias.com has entered into Employment Agreements with Oscar Rodriguez and Jesus Diaz, with Mr. Rodriguez serving as Chief Executive Officer and President of Abazias.com and Mr. Diaz serving as Vice President, Chief Financial Officer and Chief Operating Officer of Abazias.com. The Employment Agreements shall become effective upon the closing of the transaction. The Employment Agreements are for a term of twenty-four (24) months and shall be automatically renewed for successive one (1) year periods, subject to the provisions of the Employment Agreements. The employment Agreement also provide for annual compensation of One Hundred Thousand Dollars ($100,000) per year for Mr. Rodriguez and for Eighty Five Thousand Dollars ($85,000) for Mr. Diaz. Upon the entering into of these Employment Agreements, Oscar Rodriguez received a signing bonus of Three Hundred and Eleven Thousand Three Hundred Dollars ($311,300.00) and Jesus Diaz received a signing bonus of One Hundred and Six Thousand Three Hundred and Fifty Dollars ($106,350.00)

General

At no time during the last fiscal year with respect to any person listed in the Table above was there:


any outstanding option or other equity-based award repriced or otherwise materially modified (such as by extension of exercise periods, the change of vesting or forfeiture conditions, the change or elimination of applicable performance criteria, or the change of the bases upon which returns are determined;

	any waiver or modification of any specified performance target, goal or condition to payout with respect to any amount included in non-stock incentive plan compensation or payouts;

	any option or equity grant;

	any non-equity incentive plan award made to a named executive officer;

	any nonqualified deferred compensation plans including nonqualified defined contribution plans; or

	any payment for any item to be included under All Other Compensation in the Summary Compensation Table.

Board of Directors

Director Compensation

Name	Year ended April 30	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Oscar Rodriguez JesusDiaz Aaron Taravella	2008	0	0	0	0	0	0	0

Narrative to Director Compensation Table

We have no compensation arrangements (such as fees for retainer, committee service, service as chairman of the board or a committee, and meeting attendance) with directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

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

* Mr. Rill is the principal of Strategic Capital Advisors, Inc.

This table is based upon information derived from our stock records.  Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, it believes that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned.  Applicable percentages are based upon 3,115,533 shares of common stock outstanding as of December 31, 2008.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

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

Director Independence

Our board of directors has determined that we do not have a board member that qualifies as “independent” as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

Item 14. Principal Accounting Fees and Services

2008 - $35,390
2007 - $19,555

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The following is a list of the Financial Statements included in Item 8 of Part II of this Report.

(a)(2) Financial Statement Schedules

Schedules not included herein are omitted because they are inapplicable or not required or because the required information is given in the financial statements and notes thereto

 (a)(3) Exhibits

The exhibits required by this item and included in this report or incorporated herein by reference are as follows:

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TITLE	NAME	DATE	SIGNATURE

Principal Executive	Oscar Rodriguez	March 30, 2009	/s/ Oscar Rodriguez
Office

Principal Accounting	Jesus Diaz	March 30, 2009	/s/ Jesus Diaz
Officer

Principal Financial	Jesus Diaz	March 30, 2009	/s/ Jesus Diaz
Officer

Pursuant to the requirements of the Securities Act of ____33, this Registration Statement has been signed by the following persons in the capacities and on the date indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Oscar Rodriguez	Oscar Rodriguez	Director	March 30, 2009

/s/ Jesus Diaz	Jesus Diaz	Director	March 30, 2009

/s/ Aaron Taravella	Aaron Taravella	Director	March 30, 2009