Form 10-Q
period 2009-03-31
ABAZIAS INC
filed 2009-05-15
CIK 1096208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☐ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐  No ☒

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, $.001 par value 3,165,522 shares outstanding as of  May 15,  2009.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

PART I.

Item 1. FINANCIAL INFORMATION

ABAZIAS, INC.
BALANCE SHEETS
(unaudited)

	March 31,	December 31,
	2009	2008
ASSETS
Current assets:
Cash	$20,199	$119,836
Accounts receivable	184,776	200,065
Inventory	361,023	355,353
Due from stockholder	-	35,000
Total current assets	565,998	710,254

Property & equipment, net of accumulated
depreciation of $6,087 and $6,087 respectively	1,409	1,409

Total Assets	$567,407	$711,663

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$454,098	$556,003

Total Current Liabilities	454,098	556,003

Long term debt	600,000	500,000

Total Liabilities	$1,054,098	1,056,003

Stockholders’ Equity:
Preferred stock, $.001 par value, 1,000,000
authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 150,000,000 shares authorized, 3,165,522 and 3,165,522 issued and outstanding, respectively	3,166	3,166
Additional paid-in capital	5,838,763	5,838,763
Accumulated deficit	(6,328,620)	(6,186,269)
Total Stockholders’ Equity	(486,691)	(344,340)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$576,407	$711,663

See accompanying notes to unaudited financial statements.

ABAZIAS, INC.
STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2009 and 2008
(Unaudited)

	2009	2008

Sales	$1,261,800	$1,792,702
Cost of sales	1,086,436	1,551,880
Gross profit	175,364	240,822
General and administrative	306,510	397,098
Net operating loss	(131,146)	(156,276)

Interest expense	(11,205)	(1,444)
Net Loss	$(142,351)	$(157,720)

Basic and diluted loss per share	$(0.04)	$(0.05)

Weighted average shares outstanding	3,165,522	3,116,981

See accompanying notes to unaudited financial statements.

ABAZIAS, INC
STATEMENTS OF CASH FLOW
Three Months Ended March 31, 2009 and 2008
(Unaudited)

	2009	2008
Cash Flows from Operating Activities
Net loss	$(142,351)	$(157,720)
Adjustments to reconcile net loss to net cash
used in operating activities:
Common stock issued for services	-	5,100
Imputed interest on stockholder loan	-	1,444
Depreciation and amortization	-	4,416
Changes in:
Accounts receivable	15,289	63,211
Inventory	(5,670)	(33,904)
Accounts payable and accrued expenses	(101,905)	35,059

Net Cash Used In Operating Activities	(234,637)	(82,394)
Cash Flows From Financing Activities
Net payment (proceeds) on loans from stockholders	35,000	(146,000)
Common stock issued for cash	-	50,000
Proceed from issuance of convertible debt	100,000	-
Net Cash Provided by (Used in) Financing Activities	135,000	(96,000)

Net change in cash	(99,637)	(178,394)
Cash at beginning of period	119,836	337,773

Cash at end of period	$20,199	$159,379

Supplementary Disclosures:
Income tax paid	$-	$-
Interest paid	-	-

Non-cash operating and financing activities:
Common stock issued as payment on stock payable	-	50,000

See accompanying notes to unaudited financial statements.

ABAZIAS, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

The accompanying unaudited interim financial statements of Abazias, Inc., a Delaware corporation (“Abazias”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Abazias’ latest Annual Report filed with the SEC on Form 10-K.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, 2008, as reported in Form 10-K, have been omitted.

Note 2 – CONVERTIBLE NOTE PAYABLE

On July 30, 2008, Abazias entered into a letter of intent with Omni Reliant Holdings, Inc.(“Omni”) to purchase approximately 100% of the outstanding common stock of a newly formed subsidiary of Abazias. As part of the letter of intent, the two parties entered in to a $500,000 convertible note payable. The convertible note bears interest at 10% per annum with interest to be paid quarterly, and the principal and all unpaid interest will be due on or before December 31, 2009. The note is convertible into common stock of Abazias at the closing bid price at the time of conversion with at floor of $.50 per share or convertible into 25% of Abazias’ shares outstanding at the close of the purchase transaction. If the purchase agreement is not executed the note payable will due on demand.

On February 18, 2009, Abazias entered into a $100,000 secured convertible note payable with Omni. The convertible note bears interest at 10% per annum with interest to be paid quarterly, and the principal and all unpaid interest will be due on or before February 17, 2010. The note is convertible into common stock of Abazias at a price which shall equal the greater of (i) $.50 or (ii) the closing bid price of Abazias’ shares of common stock on the date of conversion.

As of March 31, 2009 accrued interest relating to the notes was $23,982.

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

RESULTS OF OPERATIONS

Three months ended March 31, 2009 vs. three months ended March 31, 2008

	Three Months
	2009	2008

Sales	$1,261,800	$1,792,702
Cost of sales	1,086,436	1,551,880
Gross profit	175,364	240,822

General and administrative	306,510	397,098
Net operating loss	(131,146)	(156,276)

Interest expense	(11,205)	(1,444)
Net Loss	$(142,351)	$(157,720)

Basic and diluted loss per share	$(0.04)	$(0.05)

Weighted average shares outstanding	3,165,522	3,116,981

Three Months Ended March 31, 2009 and 2008

Our sales for the three months ended March 31, 2009 vs. three months ended March 31, 2008 decreased 30% to $1,261,800 from $1,792,702 primarily due to the general market condition.
Our cost of sales for the three months ended March 31, 2009 vs. three months ended March 31, 2009 decreased 30% to $1,086,436 from $1,551,880.

Our general and administrative expenses for the three months March 31, 2009 vs. three months ended March 31, 2008 decreased 23% to $306,510 from $397,098 primarily due to a significant reduction in underperforming paid advertising spend.

Our interest expense for the three months ended March 31, 2009 vs. three months ended March 31, 2008 increased 676% to $11,205 from $1,444. This was a result of a long term loan payable due to OmniReliant.

Our net loss for the three months ended March 31, 2009 vs. three months ended March 31, 2008 had a decreased 10% to $142,351 from $157,720 due to decreased spending on internet related advertising including: search engine optimization, pay per click advertising, and portal advertising related cost and Yahoo.

Liquidity and Capital Resources

At March 31, 2009 we had current assets of:

Cash	$20,199
Accounts receivable	184,776
Inventory	361,023
Total current assets	565,998

At March 31, 2009 we had current liabilities of:

Accounts payable and accrued expenses	$454,098
Total Current Liabilities	454,098

Our revenues may continue to be adversely impacted by the current economic downturn.  However, . a decrease in advertising spending and other expenses may compensate for the current negative cash flow position, although because a significant portion of our expenses are fixed, this may not occur.

Abazias, Inc. (Abazias-Delaware”) has entered into an Agreement and Plan of Merger with OmniReliant Acquisition Sub, Inc., a wholly owned subsidiary of OmniReliant, Inc.

Upon the terms and subject to the conditions set forth in the Agreement and Plan of Merger Abazias-Delaware and OmniReliant Acquisition Sub shall consummate a merger pursuant to which (i) the Abazias-Delaware shall be merged with and into OmniReliant Acquisition Sub and the separate corporate existence of Abazias-Delaware shall thereupon cease, (ii) OmniReliant Acquisition Sub shall be the successor or surviving corporation in the Merger and shall continue to be governed by the Laws of the State of Nevada, and (iii) the separate corporate existence of OmniReliant Acquisition Sub with all its rights, privileges, immunities, powers and franchises shall continue unaffected by the Merger.  The corporation surviving the Merger is sometimes hereinafter referred to below as the "Surviving Corporation."  The Merger shall have the effects set forth under the Laws of the State of Nevada.

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

b) Since our inventory is purchased at the time of sale,, we have reviewed EITF 99-19, to clarify if we might be deemed a diamond agent and have to report sales on a net basis.  We clearly do not fit under the appropriate definition as an agent for several reasons. We purchase all of our diamonds under our credit facilities with our various wholesalers. This varies between many dealers and in some cases, requires us to wire funds before a diamond is shipped, to many dealers offering us credit terms of net 30 for payment. The customer that purchase a diamond or other product, does so with us solely, and is never even aware of our wholesaler relationships, and even at any time we’re aware, could not purchase from them. Consequently, regardless of whether we are paid or not for the diamond or other products we sell, we are obligated to pay our wholesaler for said product once shipped. We have purchased the diamond or product, and the responsibility of said product solely rests with us, including accepting a return from a customer, even when we in turn might not be able to return the same diamond to our wholesaler. Regardless of whether or not the company is deemed an agent, which we clearly are not, we would still fulfill all the indicators under EITF 99-19 for gross revenue reporting. We are the primary obligator in the arrangement, we maintain inventory risk in the event the product is returned, price establishment rests solely with us, we can and do modify the product frequently by mounting diamonds, as well as finishing them and other products, we can and do choose among many suppliers, all products sold are determined by us, we have physical loss risk, and additionally shoulder credit risk. Based on these reasons, we clearly are not an agent, and should report revenues on a gross basis.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2009, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures as of March 31, 2009 and concluded that our disclosure controls and procedures were ineffective as of March 31, 2009 due to a material weakness which relates to the monitoring and review of work performed by our Chief Financial Officer and lack of segregation of duties. In the preparation of our financial statements, footnotes and financial data all of our financial reporting is carried out by our Chief Financial Officer, and we do not have an audit committee to monitor or review the work performed. The lack of segregation of duties results from lack of accounting staff with accounting technical expertise necessary for an effective system of internal control. In order to mitigate this material weakness to the fullest extent possible, all financial reports are reviewed by the Chief Executive Officer. All unexpected results are investigated. At any time, if it appears that any control can be implemented to continue to mitigate such weaknesses, it is immediately implemented. As soon as our finances allow, we will hire sufficient accounting staff and implement appropriate procedures for monitoring and review of work performed by our Chief Financial Officer.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2009, that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None during the quarter ended March 31, 2009.

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

Dated: May 15, 2009