Form 10-Q
period 2009-06-30
ABAZIAS INC
filed 2009-08-14
CIK 1096208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☐QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐  No☒

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, $.001 par value 3,165,522 shares outstanding as of August 14,  2009.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

PART I.

Item 1. FINANCIAL INFORMATION

ABAZIAS, INC.
BALANCE SHEETS
(unaudited)

	June 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash	$20,394	$119,836
Accounts receivable	121,785	200,065
Inventory	435,803	355,353
Due from stockholder	-	35,000
Total current assets	577,982	710,254

Property & equipment, net of accumulated
depreciation of $6,087 and $6,087 respectively	2,027	1,409

Total Assets	$580,009	$711,663
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$555,132	$556,003
Short term debt	700,000	-
Total Current Liabilities	1,255,132	556,003
Long Term Liabilities
Long term debt	-	500,000

Total Liabilities	$1,255,132	$1,056,003

Stockholders’ Equity (Deficit):
Preferred stock, $.001 par value, 1,000,000
authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 150,000,000 shares
authorized, 3,165,522 and 3,165,522
issued and outstanding respectively	3,166	3,166
Additional paid-in capital	5,838,763	5,838,763
Accumulated deficit	(6,517,052)	(6,186,269)
Total Stockholders’ Equity (Deficit)	(675,123)	(344,340)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY
(DEFICIT)	$580,009	$711,663

See accompanying notes to unaudited financial statements.

ABAZIAS, INC.
STATEMENTS OF OPERATIONS
Three and Six Months Ended June 30, 2009 and 2008
(Unaudited)

	Three months		Six months
	2009	2008	2009	2008
Sales	$1,242,951	$1,848,130	$2,504,751	$3,640,832
Cost of sales	1,044,728	1,587,238	2,131,164	3,139,118
Gross profit	198,223	260,892	373,587	501,714

General and administrative	368,901	331,306	675,411	728,404
Operating loss	(170,678)	(70,414)	(301,824)	(226,690)

Interest expense	(17,754)	(1,237)	(28,959)	(2,681)
Net Loss	$(188,432)	$(71,651)	$(330,783)	$(229,371)

Basic and diluted loss per share	$(0.06)	$(0.02)	$(0.10)	$(0.07)

Weighted average shares outstanding	3,165,522	3,165,522	3,165,522	3,141,251

See accompanying notes to unaudited financial statements.

ABAZIAS, INC
STATEMENTS OF CASH FLOW
Six Months Ended June 30, 2009 and 2008
(Unaudited)

	2009	2008
Cash Flows from Operating Activities
Net loss	$(330,783)	$(229,371)
Adjustments to reconcile net loss to net cash
used in operating activities:
Common stock issued for services	-	5,100
Imputed interest on stockholder loan	-	2,681
Depreciation and amortization	-	8,833
Changes in:
Accounts receivable	78,280	175,304
Inventory	(80,450)	(85,559)
Accounts payable and accrued expenses	(871)	(34,748)
Net Cash Used In Operating Activities	(333,824)	(157,760)

Cash Flows From Investing Activities
Cash paid for purchase of fixed asset	(618)	-
Net Cash Provided by Investing Activities	(618)	-

Cash Flows From Financing Activities
Proceeds from issuance of convertible debt	200,000	-
Net proceeds/(payment) on loans from stockholder	35,000	(146,000)
Common stock issue for cash	-	50,000
Net Cash Provided by Financing Activities	235,000	(96,000)
Net change in cash	(99,442)	(253,760)
Cash at beginning of period	119,836	337,773
Cash at end of period	$20,394	$84,013

Supplementary Disclosures:
Income tax paid	$-	$-
Interest paid	-	-

Non-cash operating and financing activities
Common stock issued as payment on stock payable	$-	$50,000

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

NOTE 2 – CONVERTIBLE NOTE PAYABLE

On February 17, 2009 and June 10, 2009, Abazias entered into a $100,000 secured convertible note payable with Omni. The two convertible notes bears interest at 10% per annum with interest to be paid quarterly, and the principal and all unpaid interest will be due on or before February 17, 2010 and June 10, 2010. The note is convertible into common stock of Abazias at a price which shall equal the greater of (i) $.50 or (ii) the closing bid price of Abazias’ shares of common stock on the date of conversion.

As of June 30, 2009 accrued interest on outstanding notes was $41,736.

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

NOTE 3 – SUBSEQUENT EVENTS

On July 17, 2009, Abazias entered into $300,000 secured convertible note with Omni.  The convertible note bears interest at 10% per annum with interest to be paid quarterly, and the principal and all unpaid interest will be due on or before July 20, 2009. The note is convertible into common stock of Abazias at a price which shall equal the greater of (i) $.50 or (ii) the closing bid price of Abazias’ shares of common stock on the date of conversion.

The Company has evaluated subsequent events through August 14th, 2009 which is the date the financial statements were issued.

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

Results of Operations

Three and six months ended June 30, 2009 and 2008

	Three months		Six months
Sales	2009	2008	2009	2008
Cost of sales	$1,242,951	$1,848,130	$2,504,751	$3,640,832
Gross profit	1,044,728	1,587,238	2,131,164	3,139,118
	198,223	260,892	373,587	501,714

General and administrative	368,901	331,306	675,411	728,404
Operating loss	(170,678)	(70,414)	(301,824)	(226,690)

Interest expense	(17,754)	(1,237)	(28,959)	(2,681)
Net Loss	$(188,432)	$(71,651)	$(330,783)	$(229,371)

Basic and diluted loss per share	$(0.06)	$(0.02)	$(0.10)	$(0.07)

Weighted average shares outstanding	3,165,522	3,165,522	3,165,522	3,141,251

Three Months Ended June 30, 2009 and 2008

Our sales for the three months ended June 30, 2009 vs. three months ended June 30, 2008 decreased 33% to $1,242,951 from $1,848,130 primarily due to the general market condition.

Our cost of sales for the three months ended June 30, 2009 vs. three months ended June 30, 2008 decreased 34% to $1,044,728 from $1,587,238 primarily due to decrease in sales.

Our general and administrative expenses for the three months June 30, 2009 vs. three months ended June 30, 2008 increased 11% to $368,901 from $331,306 primarily due to increasein professional fees related to the currant merger.

Our interest expense for the three months ended June 30, 2009 vs. three months ended June 30, 2008 increased 1335% to $17,754 from 1,237. This was a result of a long term loan payable from OmniReliant.

Our net loss for the three months ended June 30, 2009 vs. three months ended June 30, 2008 increased 163% to $188,432 from $71,651 due primarily to a decrease in sales, and an increase in professional fees related to the current merger and in accrued for the note we took outfrom Omni.

Six Months Ended June 30, 2009 and 2008

Our sales for the six months ended June 30, 2009 vs. six months ended June 30, 2008 decreased 31% to $2,504,751 from $3,640,832 primarily due to the general market condition.

Our cost of sales for the six months ended June 30, 2009 vs. six months ended June 30, 2008 decreased 32% to $2,131,164 from $3,139,118 primarily due to decrease in sales.

Our general and administrative expenses for the six months ended June 30, 2009 vs. six months ended June 30, 2008 decreased 7% to $675,411 from $728,404 due to decreased spending on internet related advertising including: search engine optimization, pay per click advertising, and portal advertising related cost and Yahoo.

Our interest expense for the six months ended June 30, 2009 vs. six months ended June 30, 2008 increased 980% to $28,958 from 2,681. This was a result of a long term loan payable from OmniReliant.

Our net loss for the three six months ended June 30, 2009 vs. six months ended June 30, 2008 increased 44% to $330,783 from $229,371 due primarily to the increase of interest expense from the OmniReliant Loan

Liquidity and Capital Resources

At June 30, 2009 we had current assets of:

Cash	$20,394
Accounts receivable	121,785
Inventory	435,803
Total current assets	577,982

At June 30, 2009 we had current liabilities of:

Accounts payable and accrued expense	$555,132
Short term debt	700,000
Total Current Liabilities	$1,255,132

Our revenues may continue to be adversely impacted by the current economic downturn. However a decrease in advertising spending and other expenses may compensate for the current negative cash flow position, although because a significant portion of our expenses are fixed, this may not occur.

Abazias, Inc. (“Abazias-Delaware”) has entered into an Agreement and Plan of Merger with OmniReliant Acquisition Sub, Inc., a wholly owned subsidiary of OmniReliant, Inc.

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
As of June 30, 2009, OmniReliant Holdings advanced Abazias $200,000 in the form of a convertible notes as described below.  Subsequent to the end of the quarter Omni advanced Abazias the remaining $300,000, satisfying its obligation under the Agreement to provide Abazias with $500,000 in funding.

On February 18, 2009 and June 10, 2009, Abazias entered into two separate $100,000 secured convertible note payable with Omni. The two convertible notes bears interest at 10% per annum with interest to be paid quarterly, and the principal and all unpaid interest will be due on or before February 17, 2010 and June 10, 2010. The notes are convertible into common stock of Abazias at a price which shall equal the greater of (i) $.50 or (ii) the closing bid price of Abazias’ shares of common stock on the date of conversion.  On July 20, 2009, Abazias entered into $300,000 secured convertible note with Omni.  The convertible note bears interest at 10% per annum with interest to be paid quarterly, and the principal and all unpaid interest will be due on or before July 20, 2009. The notes are convertible into common stock of Abazias at a price which shall equal the greater of (i) $.50 or (ii) the closing bid price of Abazias’ shares of common stock on the date of conversion.  If the Agreement is not consummated, the notes will be payable one year from the date of issuance.

Our financial condition could inhibit our ability to achieve our business plan, because we are currently operating at a loss on a non positive cash flow basis, and an investor cannot determine if or when we will ever become profitable.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2009, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures as of June 30, 2009 and concluded that our disclosure controls and procedures were ineffective as of June 30, 2009 due to a material weakness which relates to the monitoring and review of work performed by our Chief Financial Officer and lack of segregation of duties. In the preparation of our financial statements, footnotes and financial data all of our financial reporting is carried out by our Chief Financial Officer, and we do not have an audit committee to monitor or review the work performed. The lack of segregation of duties results from lack of accounting staff with accounting technical expertise necessary for an effective system of internal control. In order to mitigate this material weakness to the fullest extent possible, all financial reports are reviewed by the Chief Executive Officer. All unexpected results are investigated. At any time, if it appears that any control can be implemented to continue to mitigate such weaknesses, it is immediately implemented. As soon as our finances allow, we will hire sufficient accounting staff and implement appropriate procedures for monitoring and review of work performed by our Chief Financial Officer.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2009, that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None during the quarter ended June 30, 2009.

Item 3.   Default Upon Senior Securities

Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.   Other Information

Not applicable.

Item 6.   Exhibits

(a) Exhibits:

Exhibit No.	Document Description

31.1	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

31.2	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

32.2	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

SIGNATURES

In accordance with Section 12 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Abazias, Inc.

Dated: August 13, 2009	By:	/s/ Oscar Rodriguez
Oscar Rodriguez
President, Chief Executive Officer and Director

By:	/s/ Jesus Diaz
Jesus Diaz
Principal Financial Officer and Principal Accounting Officer